Form 10-Q
period 1996-03-31
DIY HOME WAREHOUSE INC
filed 1996-05-10
CIK 899595

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 30, 1996

              OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to
                                      ----------    ---------

                         Commission File Number 0-21768

                           D.I.Y. HOME WAREHOUSE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

STATE OF OHIO                                                 38-2560752
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

                                 5811 CANAL ROAD
                             VALLEY VIEW, OHIO 44125
                                 (216) 328-5100
          (Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
   -----------   -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at March 30, 1996
- - -------------------------------           -----------------------------
Common Stock, no par value                         7,625,000



                                                   Total pages:
                                                   Index to Exhibits:

                           D.I.Y. HOME WAREHOUSE, INC.


                                      INDEX
                                      -----
                                                                        PAGE NO.
                                                                        --------

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Condensed Balance Sheet -
           March 30, 1996 and December 30,
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

           Condensed Statement of Income -
           Three Months Ended March 30,
           1996 and April 1, 1995 . . . . . . . . . . . . . . . . . .        4

           Condensed Statement of
           Shareholders' Equity -  Three
           Months Ended March 30, 1996  . . . . . . . . . . . . . . .        5

           Condensed Statement of Cash Flows -
           Three Months Ended March 30,
           1996 and April 1, 1995   . . . . . . . . . . . . . . . . .        6

           Notes to Condensed Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . .    7 - 8

Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . .   9 - 10

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  11 - 12


                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                      March 30, 1996   December 30, 1995
                                                      --------------   -----------------
              Assets                                   (Unaudited)
Current assets:
   Cash and cash equivalents                             $   517,580   $ 1,468,897
   Accounts receivable, trade                                 85,216        97,584
   Merchandise inventories                                50,629,033    39,928,793
   Deferred income taxes                                     685,312       685,312
   Prepaid expenses and other assets                         640,339       662,991
                                                          ----------    ----------
         Total current assets                             52,557,480    42,843,577
                                                          ----------    ----------
Property and equipment, at cost                           48,187,411    46,956,706
   Less accumulated depreciation and
        amortization                                       7,763,984     6,985,653
                                                          ----------    ----------
         Property and equipment, net                      40,423,427    39,971,053
Other assets                                                 655,215       685,180
                                                          ----------    ----------
          Total assets                                   $93,636,122   $83,499,810
                                                          ==========    ==========

                  Liabilities and Shareholders' Equity
Current liabilities:
   Note payable, affiliate                               $   900,000   $   900,000
   Current maturities of long-term debt                      661,385       552,670
   Accounts payable                                       19,579,682    13,067,899
   Accrued expenses and other                              4,270,636     5,025,712
                                                          ----------    ----------
         Total current liabilities                        25,411,703    19,546,281
                                                          ----------    ----------
Revolving credit                                          17,300,000    13,300,000
Long-term debt                                            16,494,834    16,115,153
Deferred income taxes                                      1,099,016     1,099,016

Shareholders' equity:
   Preferred stock, authorized 1,000,000
     shares, none issued                                        --            --
   Common stock, no par value, authorized
    10,000,000 shares, 7,625,000 shares
     outstanding                                          22,912,521    22,912,521
   Retained earnings                                      10,418,048    10,526,839
                                                          ----------    ----------
Total shareholders' equity                                33,330,569    33,439,360
                                                          ----------    ----------
          Total liabilities and
           shareholders' equity                          $93,636,122   $83,499,810
                                                          ==========    ==========



            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                                                 For the three months ended
                                                                  March 30,       April 1,
                                                                    1996            1995
                                                                  ----------     ----------

Net sales                                                       $ 39,143,905   $ 30,257,805

Cost of sales                                                     28,378,802     21,070,348
                                                                  ----------     ----------

   Gross profit                                                   10,765,103      9,187,457

Store operating, general
  and administrative expenses                                     10,370,512      7,447,880

Store preopening costs                                                  --          646,758
                                                                  ----------     ----------

Operating income                                                     394,591      1,092,819

Other expense, net                                                  (575,913)      (270,057)
                                                                   ----------     ----------

Income (loss) before income taxes                                   (181,322)       822,762

   Income taxes                                                      (72,531)       319,511
                                                                   ----------     ----------

   Net (loss) income                                            $   (108,791)  $    503,251
                                                                  ==========     ==========

   Earnings (loss) per share                                    $      (0.01)  $       0.07
                                                                  ==========     ==========

   Weighted average
   common shares outstanding                                       7,625,000      7,625,000
                                                                  ==========     ==========





            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 30, 1996
                                   (Unaudited)



                                                  Common Stock                           Total
                                             -----------------------     Retained     Shareholders'
                                              Shares        Amount       Earnings         Equity
                                             ---------   -----------   -----------     -----------
Balances at December
  30, 1995, as previous-
  ly reported                                7,625,000   $22,912,521   $10,252,424     $33,164,945

Adjustment for the
  cumulative effect of the
  change in accounting for
  merchandise inventories                                                  274,415         274,415
                                             ---------   -----------   -----------     -----------

Balances at December 30,
  1995, as adjusted                          7,625,000    22,912,521    10,526,839      33,439,360

Net loss                                                                  (108,791)       (108,791)
                                             ---------   -----------   -----------     -----------


Balances, March 30, 1996                     7,625,000   $22,912,521   $10,418,048     $33,330,569
                                             =========   ===========   ===========     ===========





            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       For the three months ended
                                                                       March 30,          April 1,
                                                                         1996               1995
                                                                     -----------        -----------
Cash flows from operating activities:
     Net (loss) income                                             $    (108,791)      $    503,251
     Adjustments to reconcile net (loss)
      income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                       778,331            423,575
     Changes in operating assets and
      liabilities:
        Accounts receivable, trade                                        12,368           (159,196)
        Merchandise inventories                                      (10,700,240)       (10,231,408)
        Prepaid expenses and other assets                                 52,617             24,642
        Accounts payable                                               6,511,783         11,409,300
        Accrued expenses and other current
         liabilities                                                    (755,076)           180,511
                                                                     -----------        -----------
             Net cash (used in) provided by
             operating activities                                     (4,209,008)         2,150,675
                                                                     -----------        -----------

Cash flows from investing activities:
     Acquisition of property and equipment                              (585,860)        (7,084,888)
                                                                     -----------        -----------
          Net cash used in investing
          activities                                                    (585,860)        (7,084,888)
                                                                     -----------        -----------

Cash flows from financing activities:
     Principal payments under capital
       lease obligations                                                 (14,092)              --
     Principal payments, note payable                                       --              (50,578)
     Proceeds from revolving credit                                    4,000,000          5,000,000
     Principal payments of long-term debt                               (142,357)           (45,079)
                                                                     -----------        -----------
          Net cash provided by financing
            activities                                                 3,843,551          4,904,343
                                                                     -----------        -----------
Net decrease in cash and cash
   equivalents                                                          (951,317)           (29,870)
Cash and cash equivalents, beginning of
   period                                                              1,468,897            937,477
                                                                     -----------        -----------
Cash and cash equivalents, end of period                          $      517,580       $    907,607
                                                                     ===========        ===========


Supplemental schedule of non-cash investing and financing activities: Capital lease obligations of $644,845 were incurred when the Company entered into leases for vehicles during 1996.

            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     1. Basis of Presentation:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 30, 1996 and the results of operations and cash flows for the three months ended March 30, 1996 and April 1, 1995. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

     2. Summary of Significant Accounting Policies:

     During the first quarter of 1996, the Company changed its method of accounting for merchandise inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The new method of accounting for inventory was adopted in recognition of industry practice and to provide for a better matching of costs and revenues. The Company will apply to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes. The effect of the change in accounting method had no effect on net income or earnings per share as previously reported for the three months ended April 1, 1995.

     The Company will restate each of its 1995 quarters as well as its 1995 and 1994 annual results to provide retroactive application of the effect of the accounting change. Had the Company not changed its method of inventory costing, the impact on net income and earnings per share for the three months ended March 30, 1996 would not have been material.

     3. Earnings Per Share:

     Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

     4. Stock Options:

     The Company has a Long Term Incentive Plan (the Plan) which reserves 850,000 shares of the Company's authorized common stock for issuance. Options granted under the Plan vest over five years at the rate of 20% each year and expire no more than ten years from the date of grant. A summary of activity under the Plan for the three months ended March 30, 1996 is as follows:

                                                                 Average Option
                                      Shares Subject                 Price
                                        to Options                 Per Share
                                        ----------                 ---------
Outstanding December 30, 1995            673,000                    $10.18
   Granted                               165,000                    $ 4.59
   Canceled                               (9,000)                   $ 5.68
                                         -------
Outstanding March 30, 1996               829,000                    $ 9.12
                                         =======


At March 30, 1996, 184,600 options were exercisable and 21,000 shares were available for future grant. The Company does not expect to adopt the recognition provisions of recently issued SFAS No. 123, Accounting for Stock-Based Compensation. Disclosures required by new accounting standard will be included in future financial statements pursuant to the effective date criteria.

     6. Income Taxes:

     A reconciliation of the Statutory federal income tax rate to the Company's effective income tax rate follows:

                                                         Three months ended
                                                        --------------------
                                                        March 30,   April 1,
                                                          1996        1995
                                                        --------    --------
Statutory federal income tax rate                         34.0%       34.0%
State and local income taxes,
  net of federal benefit                                   6.0%        6.0
Tax credits and other                                      --         (1.2)
                                                        --------    --------
Effective income tax rate                                 40.0%       38.8%
                                                        ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

               STATEMENT OF INCOME - Three Months Ended March 30,
                1996 Compared to Three Months Ended April 1, 1995


     Net sales increased by $8.9 million, or 29%, to $39.1 million in the first quarter of fiscal 1996, from $30.3 million in the first quarter of fiscal 1995. This increase in net sales was attributable primarily to the full period sales in 1996 for the five DIY locations which were opened in 1995. Comparable store sales decreased 4.0% for the quarter. Comparable store sales were below expectations due to severe winter weather. In addition, sales were further impacted by the announcement and commencement of the liquidation by a competitor which formerly was a large player in the Company's markets.

     Gross profit increased by $1.6 million, or 17%, to $10.8 million in the first quarter of fiscal 1996 from $9.2 million in the first quarter of fiscal 1995. As a percentage of net sales, gross profit decreased to 27.5% in the first quarter of fiscal 1996 compared to 30.4% in the first quarter of fiscal 1995, due primarily to vendor discounts received in 1995 on the initial inventory for new stores. No such discounts were realized in the first quarter of fiscal 1996 as there were no new store openings in the period.

     Store operating, general and administrative expenses were $10.4 million for the quarter ended March 30, 1996 compared to $7.4 million for the quarter ended April 1, 1995. As a percentage of net sales, operating expenses increased to 26.5% in the first quarter of fiscal 1996 compared to 24.6% in the first quarter of fiscal 1995 as the sales softness impacted the Company's ability to leverage expenses.

     There were no store pre-opening costs in the first quarter of fiscal 1996, compared to $646,758 in the first quarter of fiscal 1995 as a result of the timing of new store openings in the respective periods.

     Other expense, net, increased from $270,057 (0.9% of net sales) in the first quarter of fiscal 1995 to $575,913 (1.5% of net sales) in the quarter ended March 30, 1996 due to interest expense incurred on higher levels of debt outstanding in the first quarter of 1996.

     The effective income tax rate was 40.0% in the first quarter of fiscal 1996 up from 38.8% in the first quarter of fiscal 1995. This increase was due primarily to the legislative termination of the targeted jobs tax credit effective December 31, 1994. Final tax benefits relative to this tax credit were realized in the first quarter of 1995.

                         BALANCE SHEET - March 30, 1996

     Merchandise inventories increased $10.7 million and accounts payable increased $6.5 million since December 30, 1995 due primarily to the seasonal increases in inventory levels. During the first quarter of fiscal 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. Property and equipment, at cost, increased approximately $600,000 due to remodeling and lighting projects in certain stores. Indebtedness under the Company's revolving credit facility increased $4.0 million since December 30, 1995 in order to finance the increase in merchandise inventories and property and equipment.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4.2 million for the three months ended March 30, 1996. The primary use of cash from operating activities for the three months ended March 30, 1996 was $10.7 million to fund the seasonal increase in inventories offset by an increase of $6.5 million in accounts payable. Net cash used in investing activities was $1.2 million relative to the acquisition of property and equipment. Net cash provided by financing activities was $3.8 million reflecting net borrowings.

     Net cash provided by operating activities was $2.2 million for the three months ended April 1, 1995, and was provided by net income plus depreciation and amortization and an increase in accounts payable which exceeded the increase in merchandise inventories. Net cash used in investing activities of $7.1 million represents property and equipment acquisition relative to new stores. Net cash provided by financing activities was $4.9 million reflecting net borrowings to fund the acquisition of property and equipment.

     Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:

               A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the "Exhibit Index" filed herewith.

          (b)  Reports on Form 8-K:

               None


                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       D.I.Y. HOME WAREHOUSE, INC.
                                               (Registrant)
DATED:  May 9, 1996
                                       By:    /s/ Marilyn A. Eisele
                                           ------------------------------------
                                            Vice President - Administration
                                            and Finance, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number   Description of Exhibit
- - ------   ----------------------


   11      Earnings Per Share:
           ------------------

   11.1    Computation of Earnings Per Share

   18      Change in Accounting Principles:
           -------------------------------

   18.1 Preferability Letter from Coopers & Lybrand L.L.P. dated April 17, 1996 regarding the change in accounting for merchandise inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

   27      Financial Data Schedule:
           -----------------------

   27.1    Financial Data Schedule for the quarter ended
           March 30, 1996.