Form 10-Q
period 1996-06-29
DIY HOME WAREHOUSE INC
filed 1996-08-12
CIK 899595

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 1996

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
Yes     X      No
    ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at June 29, 1996
- ---------------------------                      ------------------------------
Common Stock, no par value                                 7,625,000


                                                           Total pages: 12
                                                           Index to exhibits: 13

                           D.I.Y. HOME WAREHOUSE, INC.


                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  June 29, 1996 and December 30,
                  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3


                  Condensed Statement of Income -
                  Three and Six Months Ended June 29,
                  1996 and July 1, 1995  . . . . . . . . . . . . . . . . . . . .            4

                  Condensed Statement of
                  Shareholders' Equity -  Six
                  Months Ended June 29, 1996. . . . . . . . . . . .. . . . . . .            5


                  Condensed Statement of Cash Flows -
                  Six Months Ended June 29,
                  1996 and July 1, 1995 . . . . . . . . .. . . . . . . . . . . .            6


                  Notes to Condensed Financial
                  Statements. . . . . . . . . .. . . . . . . . . . . . . . . . .        7 - 8


Item 2.           Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations. . . . . . . . . . . . . . . . . . .       9 - 11

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .           12

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                        June 29, 1996          December 30,1995
                                                        -------------          ----------------
                  Assets                                 (Unaudited)
Current assets:
   Cash and cash equivalents                             $ 1,102,397             $ 1,468,897
   Accounts receivable, trade                                 74,678                  97,584
   Merchandise inventories                                44,771,896              39,928,793
   Deferred income taxes                                     685,312                 685,312
   Prepaid expenses and other assets                         690,421                 662,991
                                                         -----------             -----------
         Total current assets                             47,324,704              42,843,577
                                                         -----------             -----------
Property and equipment, at cost                           49,323,728              46,956,706
    Less accumulated depreciation and
        amortization                                       8,573,253               6,985,653
                                                         -----------             -----------
         Property and equipment, net                      40,750,475              39,971,053
                                                                                 -----------
Other assets                                                 628,677                 685,180
                                                         -----------             -----------
          Total assets                                   $88,703,856             $83,499,810
                                                         ===========             ===========

                  Liabilities and Shareholders' Equity
Current liabilities:
   Note payable, affiliate                               $   900,000             $   900,000
   Current maturities of long-term debt                      816,326                 552,670
   Accounts payable                                       15,953,526              13,067,899
   Accrued expenses and other                              6,090,442               5,025,712
                                                         -----------             -----------
         Total current liabilities                        23,760,294              19,546,281
                                                         -----------             -----------
Revolving credit                                          11,500,000              13,300,000
Long-term debt                                            16,984,392              16,115,153
Deferred income taxes                                      1,099,016               1,099,016

Shareholders' equity:
   Preferred stock, authorized 1,000,000
     shares, none issued                                        --                      --
   Common stock, no par value, authorized
    10,000,000 shares, 7,625,000 shares
     outstanding                                          22,912,521              22,912,521
   Retained earnings                                      12,447,633              10,526,839
                                                         -----------             -----------
Total shareholders' equity                                35,360,154              33,439,360
                                                         -----------             -----------
          Total liabilities and
           shareholders' equity                          $88,703,856             $83,499,810
                                                         -----------             -----------



           See accompanying notes to condensed financial statements.

                          D.I.Y. HOME WAREHOUSE, INC.
                         CONDENSED STATEMENT OF INCOME
                                  (Unaudited)


                                         FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            JUNE 29,      JULY 1,      JUNE 29,        JULY 1,
                                             1996          1995          1996           1995
                                         ------------  ------------  ------------   ------------

Net sales                                $ 68,168,668  $ 58,411,111  $107,312,573   $ 88,668,916

Cost of sales                              51,282,094    42,118,502    79,660,896     63,188,850
                                         ------------  ------------  ------------   ------------

   Gross profit                            16,886,574    16,292,609    27,651,677     25,480,066

Store operating, general
  and administrative
  expenses                                 12,822,932    11,645,598    23,193,444     19,093,478

Store preopening costs                           --         638,802          --        1,285,560
                                         ------------  ------------  ------------   ------------

Operating income                            4,063,642     4,008,209     4,458,233      5,101,028

Other expense, net                            623,668       455,708     1,199,581        725,765
                                         ------------  ------------  ------------   ------------

Income before income taxes                  3,439,974     3,552,501     3,258,652      4,375,263

   Income taxes                             1,410,389     1,417,499     1,337,858      1,737,010
                                         ------------  ------------  ------------   ------------

   Net income                            $  2,029,585  $  2,135,002  $  1,920,794   $  2,638,253
                                         ============  ============  ============   ============

   Earnings per share                    $       0.27  $       0.28  $       0.25   $       0.35
                                         ============  ============  ============   ============

   Weighted average
   common shares outstanding                7,625,000     7,625,000     7,625,000      7,625,000
                                         ============  ============  ============   ============



           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 29, 1996
                                   (Unaudited)



                                    Common Stock                          Total
                                 ------------------        Retained    Shareholders'
                                 Shares      Amount        Earnings       Equity
                                 ------      ------        --------       ------
Balances at December
  30, 1995, as previous-
  ly reported                  7,625,000   $22,912,521   $10,252,424   $33,164,945

Adjustment for the
  cumulative effect of the
  change in accounting for
  merchandise inventories                                    274,415       274,415
                             -----------   -----------   -----------   -----------

Balances at December 30,
  1995, as adjusted            7,625,000    22,912,521    10,526,839    33,439,360

Net income                                                 1,920,794     1,920,794

                             -----------   -----------   -----------   -----------


Balances, June 29, 1996        7,625,000   $22,912,521   $12,447,633   $35,360,154
                             ===========   ===========   ===========   ===========



           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                For the six months ended
                                                June 29,              July 1,
                                                  1996                 1995
                                              -------------          ---------
Cash flows from operating activities:
     Net income                               $  1,920,794   $  2,638,253
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization               1,587,600        952,024
     Changes in operating assets and
      liabilities:
        Accounts receivable, trade                  22,906       (174,205)
        Merchandise inventories                 (4,843,103)   (12,418,841)
        Prepaid expenses and other assets           29,073       (160,087)
        Accounts payable                         2,885,627     15,280,086
        Accrued expenses and other current
         liabilities                             1,064,730      1,525,924
                                              ------------   ------------
             Net cash provided by
             operating activities                2,667,627      7,643,154
                                              ------------   ------------
Cash flows from investing activities:
     Acquisition of property and equipment        (906,595)   (12,404,066)
                                              ------------   ------------
          Net cash used in investing
          activities                              (906,595)   (12,404,066)
                                              ------------   ------------
Cash flows from financing activities:
     Principal payments under capital
       lease obligations                           (35,905)          --
     Principal payments, note payable                 --         (687,176)
     Proceeds from revolving credit              4,000,000      2,500,000
     Principal payments of revolving credit     (5,800,000)          --
     Proceeds from long-term debt                     --        3,375,000
     Principal payments of long-term debt         (291,627)      (113,021)
                                              ------------   ------------
          Net cash (used in) provided by
            financing activities                (2,127,532)     5,074,803
                                              ------------   ------------
Net (decrease) increase in cash and cash
   equivalents                                    (366,500)       313,891
Cash and cash equivalents, beginning of
   period                                        1,468,897        937,477
                                              ------------   ------------
Cash and cash equivalents, end of period      $  1,102,397   $  1,251,368
                                              ============   ============

Supplemental schedule of non-cash investing and financing activities: Capital lease obligations of $1,460,427 were incurred when the Company entered into leases for vehicles and computer hardware and software in 1996.

           See accompanying notes to condensed financial statements.

D.I.Y. HOME WAREHOUSE, INC.
Notes to Condensed Financial Statements
(Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the three and six months ended June 29, 1996 and July 1, 1995. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Summary of Significant Accounting Policies:

         During the first quarter of 1996, the Company changed its method of accounting for merchandise inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The new method of accounting for inventory was adopted in recognition of industry practice and to provide for a better matching of costs and revenues. The Internal Revenue Service granted permission to the Company to change to the FIFO method of inventory valuation for income tax purposes. The effect of the change in accounting method had no effect on net income or earnings per share as previously reported for the three or six months ended July 1, 1995.

         The Company will restate each of its 1995 quarters as well as its 1995 and 1994 annual results to provide retroactive application of the effect of the accounting change. Had the Company not changed its method of inventory costing, the impact on net income and earnings per share for the three and six months ended June 29, 1996 would not have been material.

         3.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

         4.       Stock Options:

         The Company has a Long Term Incentive Plan (the Plan) which reserves shares of the Company's authorized common stock for issuance. On May 22, 1996, the Company's shareholders authorized an increase of the number of shares authorized for issuance under the Plan from 850,000 shares to 1,350,000 shares.

Options granted under the Plan vest over five years at the rate of 20% each year and expire no more than ten years from the date of grant. A summary of activity under the Plan for the six months ended June 29, 1996 is as follows:

                                                           Average Option
                                         Shares Subject         Price
                                           to Options         Per Share
                                           ----------         ---------
Outstanding December 30, 1995               673,000           $  10.18

   Granted                                  158,000           $   4.62
   Canceled                                 (10,000)          $   7.14
                                           --------           --------
Outstanding June 29, 1996                   821,000           $   9.15
                                           ========           ========


At June 29, 1996, 174,800 options were exercisable and 529,000 shares were available for future grant. The Company does not expect to adopt the recognition provisions of recently issued SFAS No. 123, Accounting for Stock-Based Compensation. Disclosures required by new accounting standard will be included in future financial statements pursuant to the effective date criteria.

         6.       Income Taxes:

        A reconciliation of the Statutory federal income tax rate to the Company's effective income tax rate follows:

                                   Three months ended    Six Months ended
                                   June 29,   July 1,   June 29,   July 1,
                                     1996      1995       1996      1995
                                    ------    ------     ------    ------

Statutory federal income tax rate     34.0%     34.0%      34.0%     34.0
State and local income taxes,
  net of federal benefit               7.0       6.0        7.0       6.0
Tax credits and other                 --        (0.1)      --        (0.3)
                                    ------    ------     ------    ------
Effective income tax rate             41.0%     39.9%      41.0%     39.7
                                    ======    ======     ======    ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                    OPERATIONS - Three Months Ended June 29,
                1996 Compared to Three Months Ended July 1, 1995

         Net sales increased by $9.8 million, or 17%, to $68.2 million in the second quarter of fiscal 1996, from $58.4 million in the second quarter of fiscal 1995. This increase in net sales was attributable primarily to the full period sales in 1996 for the five DIY locations which were opened in 1995. DIY posted comparable store sale increases in each month of the quarter resulting in a quarterly increase of 4%. However, sales were below expectations due to adverse weather conditions in April, May and the first two weeks of June which significantly delayed the spring lawn and garden shopping season. Further, the Company's sales were adversely affected in April and May by the liquidation of a competitor, Handy Andy, which had ten competing stores in the Company's markets.

         Gross profit increased by $594,000, or 4%, to $16.9 million in the second quarter of fiscal 1996 from $16.3 million in the second quarter of fiscal 1995. As a percentage of net sales, gross profit decreased to 24.8% in the quarter ended June 29, 1996 compared to 27.9% in the comparable quarter of fiscal 1995, due primarily to vendor discounts received in 1995 on the initial inventory for new stores. No such discounts were realized in the second quarter of fiscal 1996 as there were no new store openings in the period.

         Store operating, general and administrative expenses were $12.8 million for the quarter ended June 29, 1996 compared to $11.6 million for the quarter ended July 1, 1995. As a percentage of net sales, operating expenses decreased to 18.8% in the second quarter of fiscal 1996 compared to 19.9% in the second quarter of fiscal 1995 due to emphasis on cost-leveraging and improvements in operating strategies.

         There were no store preopening costs in the second quarter of fiscal 1996, as there were no new stores under development during this period. Store preopening costs were $638,802 in the second quarter of fiscal 1995 relative to three stores opened during this period.

         Other expense, net, increased from $455,708 in the quarter ended July 1, 1995 to $623,668 in the quarter ended June 29, 1996 due to interest expense incurred on higher levels of debt outstanding in the second quarter of 1996.

                     OPERATIONS - Six Months Ended June 29,
                 1996 Compared to Six Months Ended July 1, 1996

         Net sales for the six months ended June 29, 1996 were $107.3 million, a 21% increase over net sales of $88.7 million for the six months ended July 1, 1995. Comparable store sales increased 1% reflecting reduced sales in the first quarter due to severe winter weather and adverse weather during April, May and the first two weeks of June which significantly delayed the spring lawn and garden shopping season. Further, the Company's sales were adversely affected in April and May by the liquidation of a competitor, Handy Andy, which had ten competing stores in the Company's markets.

         Gross profit for the six months ended June 29, 1996 was $27.7 million compared to gross profit of $25.5 for the six months ended July 1, 1995. Gross profit, as a percentage of net sales, decreased from 28.7% in the first six months of fiscal 1995 to 25.8% in the comparable 1996 six month period. The decline in gross margin is due primarily to vendor discounts received in 1995 on the initial inventory orders for four new stores opened during the first half of 1995. No such discounts were realized in the first six months of fiscal 1996 as there were no new store openings.

         Store operating expenses were 21.6% of net sales in the first half of fiscal 1996 consistent with 21.5% of net sales in the first half of fiscal 1995, as the sales softness in the spring of 1996 impacted the Company's ability to leverage expenses.

         There were no store preopening costs for the six months ended June 29, 1996 as there were no new stores under development during this period. Store preopening costs were $1,285,560 for the six months ended July 1, 1995 relative to four stores opened during this period.

         Other expense, net, increased from $725,765 in the first six months of 1995 to $1,199,581 in the first six months of 1996 due to interest expense incurred on higher levels of debt outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 29, 1996, operating activities provided net cash of $2.7 million. The primary source of cash from operations was $3.5 million from net income plus depreciation and amortization. The primary use of cash was $4.8 million to fund increased merchandise inventory levels at existing stores for seasonal requirements, partially offset by an increase of $2.9 million and $1.1 million in accounts payable and accrued expenses and other, respectively. During the six months ended July 1, 1995, operating activities provided net cash of $7.6 million. The primary source of cash from operations was $3.6 million from net income plus depreciation and amortization. The primary use of cash was $12.4 million to finance increases in merchandise inventories resulting from new store openings in the first half of 1995 and seasonal increases, offset by a $15.3 million increase in accounts payable and a $1.5 million increase in accrued expenses and other current liabilities.

         Net cash used in investing activities was approximately $900,000 and $12.4 million during the six months ended June 29, 1996 and July 1, 1995, respectively, due to remodeling initiatives in the Company's older stores in the first six months of 1996 and the acquisition of property and equipment related to new store expansion in the first six months of fiscal 1995.

         Net cash used in financing activities during the six months ended June 29, 1996 totaled $2.1 million, as a result of repayments to the Company's revolving credit facility of $1.8 million and principal payments of debt and capital lease obligations of $300,000. Net cash provided by financing activities in the six months ended July 1, 1995 totaled $5.1 million, due primarily to $2.5 million and $3.4 million from revolving credit borrowings and mortgage loans, respectively.

         During the first quarter of fiscal 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change.

         The Company entered into capital lease obligations of $815,988 for computer hardware and software and $644,439 for trucks in the second and first quarters of 1996, respectively.

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


                                    D.I.Y. HOME WAREHOUSE, INC.
                                           (Registrant)
DATED:  August 9, 1996
                                    By:      /s/ Marilyn A. Eisele
                                        -------------------------------------
                                         Vice President - Administration
                                         and Finance, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number            Description of Exhibit
- ------            ----------------------

   10             Material Contracts:
                  -------------------

   10.1           General Business Lease Agreement with IBM
                  Credit Corporation dated May 30, 1996

   11             Earnings Per Share:
                  -------------------

   11.1           Computation of Earnings Per Share

   27             Financial Data Schedule:
                  ------------------------

   27.1           Financial Data Schedule for the quarter ended
                  June 29, 1996