Form 10-Q
period 1996-09-28
DIY HOME WAREHOUSE INC
filed 1996-11-08
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____ to _____

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
Yes   X          No
   -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 28, 1996
--------------------------                  ---------------------------------
Common Stock, no par value                                  7,630,685

                            DIY HOME WAREHOUSE, INC.

                INDEX                                                  PAGE NO.
                -----                                                  --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet -
           September 28, 1996 and
           December 30, 1995..............................................    3

           Condensed Statement of Income -
           Three and Nine Months Ended September
           28, 1996 and September 30, 1995................................    4

           Condensed Statement of Shareholders'
           Equity - Nine Months Ended September 28,
           1996...........................................................    5

           Condensed Statement of Cash Flows -
           Nine Months Ended September 28, 1996
           and September 30, 1995.........................................    6

           Notes to Condensed Financial Statements........................   7-8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations....................................................   9-11

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................    12

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                   September 28, 1996   December 30, 1995
                                                   ------------------   -----------------
               Assets                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                            $  1,329,548         $  1,468,897
  Accounts receivable, trade                                 28,469               97,584
  Merchandise inventories                                41,507,569           39,928,793
  Deferred income taxes                                     685,312              685,312
  Prepaid expenses and other assets                         794,468              662,991
                                                       ------------         ------------
          Total current assets                           44,345,366           42,843,577
                                                       ------------         ------------
Property and equipment, at cost                          49,688,789           46,956,706
  Less accumulated depreciation and amortization         (9,430,694)          (6,985,653)
                                                       ------------         ------------
          Property and equipment, net                    40,258,095           39,971,053
Other assets                                                602,138              685,180
                                                       ------------         ------------
          Total assets                                 $ 85,205,599         $ 83,499,810
                                                       ============         ============

               Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                              $    900,000         $    900,000
  Current maturities of long-term debt                      835,492              552,670
  Accounts payable                                       15,030,198           13,067,899
  Accrued expenses and other                              5,489,230            5,025,712
                                                       ------------         ------------
          Total current liabilities                      22,254,920           19,546,281
                                                       ------------         ------------
Revolving credit                                          8,500,000           13,300,000
Long-term debt                                           16,774,466           16,115,153
Deferred income taxes                                     1,099,016            1,099,016

Shareholders' equity:

  Preferred stock, authorized 1,000,000 shares,
     none issued                                               --                   --
  Common stock, no par value authorized
     10,000,000 shares, 7,630,685 and 7,625,000
     shares outstanding as of September 28, 1996
     and December 30, 1995, respectively                 22,942,005           22,912,521
  Retained earnings                                      13,635,192           10,526,839
                                                       ------------         ------------
Total shareholders' equity                               36,577,197           33,439,360
                                                       ------------         ------------
          Total liabilities and shareholders' equity   $ 85,205,599         $ 83,499,810
                                                       ============         ============




See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                   For the three months ended                 For the nine months ended
                                                   --------------------------                 -------------------------
                                              September 28,        September 30,          September 28,        September 30,
                                                  1996                 1995                    1996                 1995
                                                  ----                 ----                    ----                 ----
Net Sales                                     $  56,806,258         $  47,308,171         $ 164,118,831         $ 135,977,087

Cost of Sales                                    41,902,330            35,080,294           121,563,227            98,269,144
                                              -------------         -------------         -------------         -------------

     Gross profit                                14,903,928            12,227,877            42,555,604            37,707,943
Store operating, general and
  administrative expenses                        12,406,072            10,978,461            35,599,517            30,071,939

Store preopening costs                                 --                 206,429                  --               1,491,989
                                              -------------         -------------         -------------         -------------

Operating income                                  2,497,856             1,042,987             6,956,087             6,144,015

Other expense, net                                 (518,589)             (284,594)           (1,718,170)           (1,010,359)
                                              -------------         -------------         -------------         -------------

Income before income taxes                        1,979,267               758,393             5,237,917             5,133,656

     Income taxes                                   791,706               309,733             2,129,564             2,046,743
                                              -------------         -------------         -------------         -------------

     Net income                               $   1,187,561         $     448,660         $   3,108,353         $   3,086,913
                                              =============         =============         =============         =============

     Earnings per share                               $0.16                 $0.06                 $0.41                 $0.40
                                                      =====                 =====                 =====                 =====

     Weighted average
     common shares
     outstanding                                  7,626,125             7,625,000             7,625,375             7,625,000
                                              =============         =============         =============         =============




See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996
                                   (Unaudited)

                                                              Common Stock
                                                              ------------

                                                                                          Retained           Shareholders'
                                                         Shares           Amount          Earnings              Equity
                                                         ------           ------          --------           ------------
Balances at December 30,
  1995, as previously reported                         7,625,000        $22,912,521       $10,252,424          $33,164,945

Adjustment for the
  cumulative effect of the
  change in accounting for
  merchandise inventories                                                                     274,415              274,415
                                                       ---------         ----------       -----------          -----------

Balances at December 30,
  1995, as adjusted                                    7,625,000         22,912,521        10,526,839           33,439,360

Shares issued under the
  Retainer Stock Plan for
  Non-employee Directors                                   5,685             29,484                                 29,484

Net income                                                                                  3,108,353            3,108,353
                                                     -----------        -----------       -----------          -----------
Balances, September 28,
  1996                                                 7,630,685        $22,942,005       $13,635,192          $36,577,197
                                                     ===========        ===========       ===========          ===========




          See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           For the nine months ended
                                                                   September 28, 1996          September 30, 1995
                                                                   -----------------            ------------------
Cash flows from operating activities:
     Net income                                                      $  3,108,353              $  3,086,913
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                      2,445,041                 1,641,364
     Deferred income tax expense and other                                 29,484                    56,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                          69,115                    82,449
       Merchandise inventories                                         (1,578,776)              (10,476,525)
       Prepaid expenses and other assets                                  (48,435)                  (45,846)
       Accounts payable                                                 1,962,299                10,196,420
       Accrued expenses and other current liabilities                     463,518                 1,284,974
                                                                     ------------              ------------
          Net cash provided by operating activities                     6,450,599                 5,825,749
                                                                     ------------              ------------

Cash flows from investing activities:
     Acquisition of property and equipment                             (1,271,656)              (15,829,963)
                                                                     ------------              ------------
          Net cash used in investing activities                        (1,271,656)              (15,829,963)
                                                                     ------------              ------------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                                        (77,069)                     --
     Principal payments, note payable                                        --                    (687,176)
     Proceeds from revolving credit                                     4,000,000                 7,300,000
     Principal payments of revolving credit                            (8,800,000)                     --
     Proceeds from long-term debt                                            --                   3,375,000
     Principal payments of long-term debt                                (441,223)                 (199,267)
                                                                     ------------              ------------
          Net cash (used in) provided by financing
          activities                                                   (5,318,292)                9,788,557
                                                                     ------------              ------------
Net decrease in cash and cash equivalents                                (139,349)                 (215,657)
Cash and cash equivalents, beginning of period                          1,468,897                   937,477
                                                                     ------------              ------------
Cash and cash equivalents, end of period                             $  1,329,548              $    721,820
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

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

               1.      Basis of Presentation:

               In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 28, 1996 and the results of operations and cash flows for the three and nine months ended September 28, 1996 and September 30, 1995. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

               2.      Summary of Significant Accounting Policies:

               During the first quarter of 1996, the Company changed its method of accounting for merchandise inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The new method of accounting for inventory was adopted in recognition of industry practice and to provide for a better matching of costs and revenues. The Internal Revenue Service granted permission to the Company to change to the FIFO method of inventory valuation for income tax purposes. The effect of the change in accounting method increased net income as previously reported $69,000 for the three and nine months ended September 30, 1995, and $0.01 per share for the three months ended September 30, 1995. The effect of the change in accounting method did not impact earnings per share as previously reported for the nine months ended September 30, 1995.

               3.      Earnings Per Share:

               Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

               4.      Stock Options:

               The Company has a Long Term Incentive Plan (the Plan) which reserves shares of the Company's authorized common stock for issuance. On May 22, 1996, the Company's shareholders authorized an increase of the number of shares authorized for issuance under the Plan from 850,000 shares to 1,350,000 shares. Options granted under the Plan vest over five years at the rate of 20% each year and expire no more than ten years from the date of grant. A summary of activity under the Plan for the nine months ended September 28, 1996 is as follows:

                                                                   Average
                                         Shares Subject       Option Price
                                             to Options          Per Share
                                             ----------          ---------
Outstanding December 30, 1995                   673,000          $   10.18
     Granted                                    158,000          $    4.50
     Canceled                                   (25,000)         $    8.63
                                                ------
Outstanding September 28, 1996                  806,000          $    9.14
                                                =======

At September 28, 1996, 288,100 options were exercisable and 544,000 shares were available for future grant. The Company does not expect to adopt the recognition provisions of recently issued SFAS No. 123, Accounting for Stock-Based Compensation. Disclosures required by the new accounting standard will be included in future financial statements pursuant to the effective date criteria.

        6.      Income Taxes:

        A reconciliation of the Statutory federal income tax rate to the Company's effective income tax rate follows:

                                               Three months ended                Nine months ended
                                              ------------------                 -----------------
                                        September 28,    September 30,     September 28,   September 30,
                                           1996              1995             1996            1995
                                           ----              ----             ----            ----

Statutory federal income tax
  rate                                     34.0%             34.0%             34.0%           34.0%
State and local income taxes,
  net of federal benefit                    6.9               6.3               6.9             6.1
Tax credits and other                      (0.9)              0.5              (0.2)           (0.2)
                                          ------            -----             ------           -----
Effective income tax rate                  40.0%             40.8%             40.7%           39.9%
                                           =====             =====             =====           =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended September 28,
             1996 Compared to Three Months Ended September 30, 1995

         Net sales increased by $9.5 million, or 20%, to $56.8 million in the third quarter of fiscal 1996, from $47.3 million in the third quarter of fiscal 1995. This increase in net sales was attributable primarily to a comparable store sales increase of 14%.

         Gross profit increased by $2.7 million, or 22%, to $14.9 million in the third quarter of fiscal 1996 from $12.2 million in the third quarter of fiscal 1995. As a percentage of net sales, gross profit increased to 26.2% in the quarter ended September 28, 1996 compared to 25.8% in the comparable quarter of fiscal 1995, due primarily to continued Company focus on enhancing its gross profit margin.

         Store operating, general and administrative expenses were $12.4 million for the quarter ended September 28, 1996 compared to $11.0 million for the quarter ended September 30, 1995. As a percentage of net sales, operating expenses decreased to 21.8% in the third quarter of fiscal 1996 compared to 23.2% in the third quarter of fiscal 1995, reflecting the benefit of sales leveraging and continuing expense reduction programs.

         There were no store preopening costs in the third quarter of fiscal 1996, as there were no new stores under development during this period. Store preopening costs were approximately $206,000 in the third quarter of fiscal 1995 relative to one store under development during this period.

         Other expense, net, increased from $285,000 in the quarter ended September 30, 1995 to $519,000 in the quarter ended September 28, 1996 due primarily to a $208,000 gain on the sale of a land parcel recorded in the third quarter of 1995.

                  OPERATIONS - Nine Months Ended September 28,
              1996 Compared to Nine Months Ended September 30, 1995

         Net sales for the nine months ended September 28, 1996 were $164.1 million, a 21% increase over net sales of $136.0 million for the nine months ended September 30, 1995. Comparable store sales increased 5% for the first nine months of fiscal 1996. In addition, the increase in net sales was partially attributable to the full period sales in 1996 for the five DIY locations which were opened in 1995.

         Gross profit for the nine months ended September 28, 1996 was $42.6 million compared to gross profit of $37.7 for the nine months ended September 30, 1995. Gross profit, as a percentage of net sales, decreased from 27.7% in the first nine months of fiscal 1995 to 25.9% in the comparable 1996 nine month period. This decline in gross margin percentage is due primarily to vendor discounts received in 1995 on the initial inventory orders for four new stores opened during the first nine months of 1995. No such discounts were realized in the first nine months of fiscal 1996 as there were no new store openings.

         Store operating expenses were 21.7% of net sales in the first nine months of fiscal 1996 as compared to 22.1% of net sales in the first nine months of fiscal 1995, reflecting the benefit of sales leveraging and continuing expense reduction programs.

         There were no store preopening costs for the nine months ended September 28, 1996 as there were no new stores under development during this period. Store preopening costs were $1.5 million for the nine months ended September 30, 1995 relative to four stores opened during this period.

         Other expense, net, increased from $1.0 million in the nine months ended September 30, 1995 to $1.7 million in the nine months ended September 28, 1996 due to interest expense incurred on higher levels of debt outstanding in the first nine months of 1996 compared to the comparable 1995 period.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 28, 1996, operating activities provided net cash of $6.5 million. The primary source of cash from operations was $5.5 million from net income plus depreciation and amortization. The primary use of cash was $1.6 million to fund increased merchandise inventory levels at existing stores offset by an increase of $2.0 million and $464,000 in accounts payable and accrued expenses and other current liabilities, respectively. During the nine months ended September 30, 1995, operating activities provided net cash of $5.8 million. The primary source of cash from operations was $4.7 million from net income plus depreciation and amortization. The primary use of cash was $10.5 million to finance increases in merchandise inventories resulting from new store openings in the first nine months of 1995 offset by a $10.2 million increase in accounts payable and a $1.3 million increase in accrued expenses and other current liabilities.

         Net cash used in investing activities was approximately $1.3 million and $15.8 million during the nine months ended September 28, 1996 and September 30, 1995, respectively, due to remodeling initiatives in the Company's older stores in the first nine months of 1996 and the acquisition of property and equipment related to new store expansion in the first nine months of fiscal 1995.

         Net cash used in financing activities during the nine months ended September 28, 1996 totaled $5.3 million, as a result of net repayments to the Company's revolving credit facility of $4.8 million and principal payments of debt and capital lease obligations of approximately $500,000. Net cash provided by financing activities in the nine months ended September 30, 1995 totaled $9.8 million, due primarily to $7.3 million and $3.4 million from revolving credit borrowings and mortgage loans, respectively, offset by principal payments of debt and a note payable of approximately $900,000.

         During the first quarter of fiscal 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The effect of the change in accounting method increased net income, as previously reported, $69,000 for the three and nine months ended September 30, 1995, and $0.01 per share for the three months ended September 30, 1995. The effect of the change in accounting method did not impact earnings per share as previously reported for the nine months ended September 30, 1995.

         The Company entered into capital lease obligations of $815,988 for computer hardware and software and $644,439 for trucks in the second and first quarters of 1996, respectively. At September 28, 1996, the Company had $14.5 million available under its revolving credit facility.

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

                                    D.I.Y. HOME WAREHOUSE, INC.
                                             (Registrant)

DATED:  November 7, 1996

                                    By:  /s/ Marilyn A. Eisele
                                        ----------------------
                                         Vice President - Administration
                                         and Finance, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------

11             Earnings Per Share:
               -------------------

   11.1        Computation of Earnings Per Share

   27          Financial Data Schedule:
               ------------------------

   27.1        Financial Data Schedule for the quarter ended
               September 28, 1996