Form 10-K405
period 1996-12-28
DIY HOME WAREHOUSE INC
filed 1997-03-27
CIK 899595

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO

                           Commission File No. 0-21768

                           D.I.Y. HOME WAREHOUSE, INC.
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

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes X   No
                                 --    --

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                        --   --

         As of March 1, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $11,120,794 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of March 1, 1997, there were 7,633,859 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on Wednesday, May 21, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K to the extent noted herein. In addition, pages 4 through 12 of DIY Home Warehouse, Inc.'s 1996 Annual Report to Shareholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a)(1) of Part IV of this report.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         D.I.Y. Home Warehouse, Inc. ("DIY" or the "Company") operates sixteen retail warehouse-format home improvement centers that sell products primarily to do-it-yourself home repair and remodeling customers. The Company's "DIY Home Warehouse" stores are located in Northeast Ohio and range in size from 66,000 to 94,000 square feet of enclosed selling space with an additional 12,000 to 20,000 square feet of outside selling space. Seven of these retail centers are located in the Cleveland metropolitan area, two are in the Youngstown metropolitan area, four stores are in the Akron area, and one store each is located in Mansfield, Canton and Ashtabula. DIY also offers a high level of customer service, making shopping at its stores easy and convenient and, through its displays and trained staff, enabling do-it-yourself shoppers to conceptualize, design and complete their own home repair, maintenance and improvement projects. The Company also offers kitchen, bath and other product installation for its customers.

MERCHANDISING

         DIY offers a wide selection of home improvement products at everyday low prices. Each store carries approximately 33,000 SKUs, including variations in color and size. Brand name products are carried throughout each store. In addition, the Company carries several private label products, including paints and doors.

         The Company seeks to carry a broad and deep product selection in its core product areas. Core product areas are characterized by a high need for specialized customer service. The Company's four core product areas consist of
(a) Kitchen, Plumbing and Bath, (b) Paint, Home Decorating and Floorcoverings,
(c) Lawn and Garden, and (d) Lumber, Building Materials and Doors and Windows. In its non-core product areas, DIY seeks to carry as deep a selection as its competitors, but does not seek to carry a broad selection of products within the same category. Non-core product areas are characterized by products which do not require a high level of specialized service, but which are better stocked and sold in traditional warehouse-format for customer convenience. The Company's non-core product areas are Electrical, Lighting and Fans, and Hardware and Tools.

         The following table depicts the percentage of total net sales data for the periods indicated, by product area.



                                                                   FISCAL YEAR ENDED
                                       -----------------------------------------------------------------------
PRODUCT AREA                           DECEMBER 28, 1996          DECEMBER 30, 1995          DECEMBER 31, 1994
------------                           -----------------          -----------------          -----------------
A.  Kitchen, Plumbing and Bath                 21.5%                    22.7%                       22.5%
B.  Paint, Home Decorating and
     Floorcoverings                            16.3                     15.8                        15.8
C.  Lawn and Garden                            14.6                     15.1                        14.4
D.  Lumber, Building Materials and
     Doors and Windows                         29.6                     28.5                        29.6
E.  Electrical, Lighting and Fans              10.3                     10.8                        10.9
F.  Hardware and Tools                          7.7                      7.1                         6.8
                                              -----                    -----                       -----
                                              100.0%                   100.0%                      100.0%
                                              =====                    =====                       =====

         Kitchen, Plumbing and Bath. The Company carries a wide selection of kitchen cabinets, sinks, toilets, bathtubs, faucets, showerheads, bathroom vanities and cabinets, tub and shower surrounds and enclosures, and other items used for kitchen and bathroom remodeling projects. DIY offers four complete lines of kitchen cabinets for custom order and two lines which are stocked for customer carryout. All products are offered over a broad range of price and quality levels. Each store has up to 40 vignette displays, showing full room depictions of completed projects. Salespeople are readily available to assist customers in planning and designing remodeling projects as well as assisting in product selection. Salespeople use computers in planning projects, which provide a three dimensional graphic depiction of the finished project, and generate a materials list and cost estimate.

         Paint, Home Decorating and Floorcoverings. The Company offers a wide assortment of interior and exterior paints, stains, varnishes and other surface applications, as well as sundry related supplies such as paint brushes, sand paper, paint thinner, glues and other similar items. Blinds and window treatments, closet and storage materials, wall coverings, floorcoverings (rugs, tiles and similar items), and other home decorating items are also featured in this product area. In addition to budget priced DIY "house label" products, DIY offers products from manufacturers such as Dutch Boy, Pittsburgh Paint, Enterprise, Behr, Levolor and Armstrong. Salespeople are readily available to computer custom match and mix paint colors, and otherwise assist customers in planning and selecting products for their home decorating projects.

         Lawn and Garden. The Company carries a wide selection of seasonal items relating to landscaping and yard beautification and maintenance, such as annual flowers and other nursery stock, fertilizers, lawn mowers and garden tractors, barbecues and grills, soils and mulches, lawn and garden maintenance tools, and similar items. DIY seeks to provide a large selection of lawn and garden goods, at high quality and low prices. This department provides both significant sales primarily in the second and third quarters of the year and substantial traffic of potential customers for other departments. Three of DIY's stores have indoor garden centers which provide year-round climate controlled accommodations for tropical house plants, live goods and accessories.

         Lumber, Building Materials and Doors and Windows. The Company carries a broad selection of exterior and interior doors, storm windows and doors, steel entry doors, pre-hung doors, window units, skylights, security doors and bars, moldings, glass blocks and similar items. These items are displayed "as installed," similar to the full room vignette presentations utilized by the Kitchen, Plumbing and Bath Department. Such "as installed" presentations offer the customer the opportunity to physically operate the door or window and to explore its features and benefits. The Company's stores feature, on average, approximately 160 "as installed" presentations. This product area also offers treated and dimensional lumber, plywood, pine boards, particle board and other wood product items. Salespeople will also custom cut most stock pieces.

         Electrical, Lighting and Fans and Hardware and Tools. The Company offers a selection of heaters and fans, lights, lighting fixtures, switch plates, light bulbs, outlets, switches, electrical wire and conduit, fuses and circuit breakers, related electrical products, hand and power tools and accessories, fasteners, chains, and other related tools and items. The Company features a large attractive lighting display area with over 700 working samples. The Company's Hardware and Tools product area provides all necessary equipment to complete a customer's project.

CUSTOMER SERVICE

         DIY seeks to provide superior service for every customer by hiring experienced personnel, including people with experience in the building trades such as plumbers and electricians, and by providing these employees with in-store and vendor-supported product training. Specially trained personnel are available in every product area (or "department"), particularly in the core departments, to help customers conceptualize and plan virtually any home improvement project.

         Customer questions, problems, returns and exchanges are handled at a convenient service desk near the main entrance to the store. Virtually all items offered by the Company carry the manufacturers' full product warranties. The Company has a "no-hassle" return policy for all of its products. If the customer is not satisfied, the Company will have the product repaired, exchange the product or refund the product purchase price. The Company does not operate a repair department.

         The Company hosts "how-to" clinics at all of its stores on a weekly basis. At these clinics, experienced employees demonstrate products and conduct classes on home improvement and remodeling projects.

         The Company offers kitchen, bath and other product installation, catering to customers who do not have the time or skills for home repair, maintenance, or improvement projects.

         The Company offers DIY credit card programs to three purchaser classes: consumer, professional and non-profit institutional, with modified terms and benefits for each card and class. These programs are all owned and operated by a third party. Customers can also pay by cash, check, Visa, MasterCard and Discover. DIY home centers are open seven days a week, from 7:00 a.m. to 10:00 p.m. on weekdays and Saturdays and from 8:00 a.m. to 7:00 p.m. on Sundays.

PURCHASING AND DISTRIBUTION

         The Company purchases over 92% of its merchandise directly from manufacturers. The balance, which are generally high turnover but long lead time items, are purchased through and stocked by distributors. Product re-orders are initiated at the store department level, after review of available stock and applying local knowledge as to sales patterns for particular items. Merchandise selection is centrally handled by buyers at the headquarters level to attain the most attractive volume discounts and programs available. DIY has a staff of eight merchandisers, one of whom serves as the Company's Vice President-General Merchandising Manager. Each merchandiser has responsibility for specified product categories.

         During fiscal 1996, the Company's top 10 vendors accounted for approximately 24% of its purchases, with no single supplier accounting for more than 7% of Company purchases. The number of active vendors is approximately 600. The Company is not dependent on any one vendor for any significant product. The Company does not license or contract the operating of departments within its stores to outside providers.

         The majority of the merchandise purchased by the Company is shipped by the vendors directly to its stores. The Company thereby largely avoids the costs associated with maintaining a distribution center or warehouse, and does not incur costs of moving inventory from storage sites to the stores. In some limited situations involving import and/or seasonal product categories, a third party warehouse location is used for cross docking and/or temporary storage where a cost-benefit advantage exists. All merchandise is displayed on the sales floor in the lower levels of warehouse type racks, with stock stored in the upper racks. In this way, on-site storeroom space requirements are minimized, and utilization of available store space for sales is maximized.

         The Company stocks inventory at levels appropriate to support its warehouse home center format and its wide product selection consisting of approximately 33,000 SKUs. The Company generally experiences its highest working capital requirements with respect to inventory during March and April when inventory quantities are increased in anticipation of higher spring and summer sales.

MANAGEMENT INFORMATION SYSTEMS

         The Company's information system strategy is to provide excellent customer service and reliable, timely information to manage DIY. The infrastructure for the Company's Local Area Network (LAN) and Wide Area Networks
(WAN) consists of the IBM AS/400 processor for its mission critical applications, Microsoft NT and Novell for its networked servers and personal computers. Margin, sales and inventory information is delivered through the DIY Network and processed at headquarters daily. The Company's strategic IT architecture is flexible enough to accommodate a mix of systems while retaining the ability to centralize or delegate management and control of these systems.

MARKETING

         The Company's marketing program is designed to create an awareness of DIY's comprehensive selection of brand name merchandise, superior customer service and everyday low prices. The Company's primary advertising vehicle is local newspaper advertising, which currently consists of circulars, tablets or flyers included with the Sunday newspaper in its markets. These are published 50 weeks per year. In addition, the circulars are supported by limited full or partial page advertisements in the newspapers and local newspaper advertising. The Company also engages in electronic advertising--both television and radio--in order to enhance consumer recognition of the DIY Home Warehouse name and product assortment or to promote a sense of urgency regarding the purchase of a particular product or group of products.

COMPETITION

         DIY's principal competitors are warehouse-format stores. The warehouse-format competitors in the Company's Greater Cleveland market and outlying markets are Builders Square (a division of Kmart Corporation) and Lowe's, respectively. In addition, in the Youngstown market, the Company competes with Stambaugh-Thompson. Recently, Home Depot, Inc. has announced its intentions to enter the Northeast Ohio market.

         DIY also competes with a large number of smaller plumbing, electrical, garden, lumber and building supply stores, mass merchants (such as Sears, Walmart, Kmart and Meijer) and catalog companies for certain hardware and tool items, some of which may be more conveniently located near customers. Although these stores do not offer the breadth or depth of selection or the everyday low prices of the Company's home centers, they do offer certain customers convenience and service.

         No assurance can be given that other larger national or regional chains with similar warehouse-format stores will not enter DIY's present or expansion markets. DIY may be adversely affected if such competitors enter DIY's markets. The additional presence of these competitors, or an attempt to increase market share by existing competition through lower margins, could negatively impact the Company's profitability.

         Competitive factors in the warehouse-format home improvement industry include price, selection and service. Some of the Company's warehouse-format competitors provide a larger selection of items in the Company's non-core product areas and provide certain customer services which the Company does not offer. Many of DIY's competitors also have greater resources than the Company, and certain competitors, including Lowe's and Builders Square, are designed to serve the do-it-yourself customers targeted by DIY.

EMPLOYEES

         Each DIY home center employs approximately 80 to 165 employees, supervised by a store manager, three to five assistant managers and 10 to 12 department heads. As of December 28, 1996, the Company employed approximately 1,334 persons, approximately 77% of whom were full-time employees. DIY is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be excellent.


ITEM 2.  PROPERTIES

         Each DIY home center is individually designed based on the particular characteristics of the property, with the overall goal of achieving a relatively uniform "look" among all the stores, including the same product areas. All stores are conveniently located near major roads and each provides parking for customers. The following table sets forth the location, opening date and approximate size of each of the Company's home centers.


                                                                                              Area in Square Feet
                                                                       Leased                 -------------------
Store Location                      Opening Date                       or Owned         Interior Selling  Garden  Greenhouse
--------------                      -----------------                  --------         ----------------  ------  ----------
Cleveland, Ohio...........          March 1985.................        Leased...........     93,000       12,000      --

North Randall, Ohio.......          October 1985...............        Leased...........     83,000       17,000      --

Eastlake, Ohio............          August 1990................        Leased...........     66,000       17,000      --

Elyria, Ohio..............          February 1992..............        Leased...........     72,000       16,200      --

Bedford, Ohio.............          August 1992................        Leased...........     94,000       18,000      --

Brook Park, Ohio..........          March 1993.................        Leased...........     93,000       18,000      --

Boardman, Ohio............          September 1993.............        Leased...........     81,900       18,000      --

Warren, Ohio..............          January 1994...............        Owned,Land Lease.     79,000       18,000      --

Mansfield, Ohio...........          March 1994.................        Owned............     80,000       18,000      --

North Canton, Ohio........          May 1994...................        Owned............     86,000       18,000      --

Akron, Ohio (Northeast)...          September 1994.............        Owned............     89,800       18,000      --

Medina, Ohio..............          March 1995.................        Owned............     83,200       20,000      3,200

Mentor, Ohio..............          April 1995.................        Leased...........     86,100       15,000      --

Akron, Ohio (Northwest)...          May 1995...................        Leased...........     96,800       16,500      --

Akron, Ohio (Southeast)...          June 1995..................        Owned............     85,400       15,000      3,200

Ashtabula, Ohio..............       November 1995..............        Owned, Land Lease     84,200       15,750      3,200

         The Company's headquarters consist of approximately 12,100 square feet of leased space in Valley View, Ohio, near Cleveland.

         The Company leases or subleases nine of its properties. In addition, two of the Company's retail stores are subject to land leases. The various lease terms expire between 1 and 12 years, and certain store leases have renewal options ranging from 10 to 45 years. The leases generally provide for additional rental payments based upon a percentage of gross or net store sales above various levels. The Company subleases portions of premises not being used by the Company to various third parties.

         The Company owns most of the equipment and trade fixtures throughout its stores and headquarters and has made leasehold improvements at most locations. Management believes all of the Company's facilities are in excellent condition.


ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         From 1985 to May 18, 1993, the Company's stock was privately held. From May 25, 1993, to the present, the Company's Common Stock has been traded on the National Market of Nasdaq (Nasdaq NM) under the symbol of "DIYH."

         Prior to listing on Nasdaq NM, there was no established public trading for the Common Stock. During the year ended December 28, 1996, the reported average daily volume of shares traded was 8,482 shares.

         As of March 1, 1997, the closing price for the Company's Common Stock on Nasdaq NM was $4.00 and there were approximately 226 holders of record of Common Stock. Based on information provided to the Company by certain holders of record, the Company estimates there are in excess of 2,000 beneficial shareholders. The Company has not paid any cash dividends on its Common Stock in the past two fiscal years. Management intends to follow a policy of retaining earnings in the foreseeable future in order to finance the continued growth and development of its business. The declaration and payment of dividends will be within the discretion of the Company's Board of Directors and would depend, among other factors, on the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions with respect to payment of dividends.

         The following table sets forth a quarterly summary, for the years ended December 28, 1996 and December 30, 1995, of the high and low closing sales prices as reported by Nasdaq NM.


                                              1996                               1995
                               ---------------------------------------------------------
FISCAL QUARTER                 HIGH              LOW              HIGH              LOW
--------------                 ----              ---              ----              ---
         1st                  $5.00             $3.38            $8.50             $5.75
         2nd                   6.00              4.13             8.00              6.00
         3rd                   5.75              4.25             8.25              6.25
         4th                   5.63              4.00             6.75              3.50


ITEM 6.  SELECTED FINANCIAL DATA

         The information for the fiscal years 1992-1996 under the heading "Selected Financial Data and Operating Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996, on page 12 of Exhibit 13.1 hereto, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996, on pages 4-5 of Exhibit 13.1 hereto, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information under the headings "Statement of Income, Statement of Shareholders' Equity, Balance Sheet, Statement of Cash Flows, Notes to Financial Statements and Report of Independent Accountants" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996, on pages 6-11 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEMS 10, 11, 12, 13.

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on May 21, 1997, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)      Financial Statements:

                           The following financial statements of D.I.Y. Home Warehouse, Inc. are filed herewith by incorporation by reference from pages 6 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, as provided in
                           Item 8 hereof:

                           Statement of Income for the Years Ended December 28, 1996, December 30, 1995 and December 31, 1994;

                           Statement of Shareholders' Equity for the Years Ended December 28, 1996, December 30, 1995 and December 31, 1994;

                           Balance Sheet as of December 28, 1996 and December 30, 1995;

                           Statement of Cash Flows for the Years Ended December 28, 1996, December 30, 1995 and December 31, 1994;

                           Notes to Financial Statements;

                           Report of Independent Accountants.

                  (2)      Financial Statement Schedules:

                           Financial Statement Schedules have been omitted because they are not required, are not applicable, or the required information is included in the financial statements or the notes thereto.

                  (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K regarding events occurring during the months included in the fourth quarter of the Company's 1996 fiscal year.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1997                         D.I.Y. HOME WAREHOUSE, INC.

                                              By: /s/ FRED A. ERB
                                                  ------------------------
                                              Fred A. Erb,
                                              Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ FRED A. ERB                                     /s/ GREGORY K. JONES
--------------------------                           -----------------------
Fred A. Erb                                          Gregory K. Jones
Chairman of the Board of Directors                   Director
Dated:  March 27, 1997                               Dated:  March 27, 1997


  /s/ CLIFFORD L. REYNOLDS                             /s/ JOHN A. SHIELDS
--------------------------                           -----------------------
Clifford L. Reynolds                                 John A. Shields
Director and President                               Director
(principal executive officer)                        Dated:  March 27, 1997
Dated:  March 27, 1997


  /s/ R. SCOTT EYNON                                   /s/ MARK A. TIMMERMAN
--------------------------                           -----------------------
R. Scott Eynon                                       Mark A. Timmerman
Vice President-Operations and Director               Director
Dated:  March 27, 1997                               Dated:  March 27, 1997


  /s/ DENNIS C. HOFF                                   /s/ MARILYN A. EISELE
--------------------------                           -----------------------
Dennis C. Hoff                                       Marilyn A. Eisele
Vice President-General Merchandising                 Vice President -
Manager and Director                                 Administration and Finance,
Dated:  March 27, 1997                               and Chief Financial Officer
                                                     Dated:  March 27, 1997


  /s/ JOHN M. ERB
-----------------------
John M. Erb
Secretary and Director
Dated:  March 27, 1997

                                  EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
------                   ----------------------


 3       Articles of Incorporation and By-Laws:
         --------------------------------------

 3.1     Articles of Incorporation of D.I.Y. Home Warehouse, Inc.
         as amended (A)

 3.2     Amended and Restated Code of Regulations of D.I.Y. Home
         Warehouse, Inc. (A)

10       Material Contracts:
         -------------------

10.1     Sublease between D.I.Y. Ohio Real Estate Associates
         Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992 (A)

10.2     Indenture of Lease between Smith - D.I.Y. Center Limited
         Partnership and D.I.Y. Home Warehouse, Inc., dated
         December 27, 1985 (A)

10.3     Amendment to Lease between D.I.Y. Center Associates
         (successor in interest to Smith - D.I.Y. Center Limited Partner-ship) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991 (A)

10.4 Amendment to Lease between D.I.Y. Center Associates, L.P. and D.I.Y. Home Warehouse, Inc. dated March 21, 1995 (C)

10.5 Lease between Fred A. Erb and D.I.Y. Home Warehouse, Inc., dated March 1, 1993 (A)

10.6 Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc. dated August 2, 1991 (A)

10.7 Addendum #1 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 2,
         1991 (A)

10.8 Addendum #2 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 16, 1991 (A)

10.9 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated May 14, 1992 (A)

10.10 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated November 25, 1992 (A)

10.11 Lease between Myron S. Viny, dba Central Valley Properties, and D.I.Y. Home Warehouse, Inc., dated February 26, 1993, but effective beginning May 1, 1993 (A)

Exhibit
Number                         Description of Exhibit
------                         ----------------------


10.12 Modification and Supplement to lease between the Estate of Myron S. Viny (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated November 27, 1995 (G)

10.13 D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended February 23, 1994 and Approved by Stockholders
         May 25, 1994# (A)

10.14 Form of Non-Qualified Stock Option Agreement under the D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended# (G)

10.15    Indemnification Agreement between D.I.Y. Home Warehouse,
         Inc. and Clifford L. Reynolds (A)

10.16    Indemnification Agreement between D.I.Y. Home Warehouse,
         Inc. and R. Scott Eynon (A)

10.17    Indemnification Agreement between D.I.Y. Home Warehouse,
         Inc. and Dennis C. Hoff (A)

10.18    Indemnification Agreement between D.I.Y. Home Warehouse,
         Inc. and John M. Erb (A)

10.19    Indemnification Agreement between D.I.Y. Home Warehouse,
         Inc. and Fred A. Erb (A)

10.20 Tax Indemnification Agreement among D.I.Y. Home Warehouse, Inc. and Fred A. Erb, Clifford L. Reynolds, R. Scott Eynon, Dennis C. Hoff and John M. Erb (A)

10.21    D.I.Y. Home Warehouse, Inc.'s 401K Plan# (A)

10.22    $1,250,000 Promissory Note from D.I.Y. Home Warehouse,
         Inc. to Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991 (A)

10.23    Security Agreement between D.I.Y. Home Warehouse and
         Erb Lumber Co., dated November 14, 1985 (A)

10.24 Agreement of Lease (Boardman Facility) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Ware-house, Inc. dated as of October 1, 1993 (B)

10.25    Lease between Elmhurst Properties, Inc. and D.I.Y. Home
         Warehouse, Inc., dated May 26, 1993 (B)

10.26 Real Estate Purchase Agreement (Mansfield) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of March 1, 1994 (B)

10.27 Assignment and Assumption of Lease and Sublease between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994 (C)

Exhibit
Number                         Description of Exhibit
------                         ----------------------


10.28 Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home Warehouse, Inc. dated January 12, 1995 (C)

10.29 Revolving Credit Agreement and Security Agreement dated December 7, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company (C)

10.30 Loan and Co-lender Agreement and Open-End Mortgage, Assignment of Rents and Security Agreement dated December 23, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company (C)

10.31 Line of Credit Agreement for Real Estate Loans, Open-end Mortgage, Assignment of Rents and Security Agreement, and Mortgage Notes between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus and Old Kent Bank dated April 28, 1995 (D)

10.32 First Amendment to Line of Credit Agreement; Open-end Mortgage, Assignment of Rents and Security Agreement (Leasehold) for Trumbull County; Open-end Mortgage, Assignment of Rents and Security Agreement for Summit County; Mortgage Note to National City Bank, Columbus dated September 15, 1995; Mortgage Note to Old Kent Bank dated September 15, 1995 (F)

10.33 First Amendment to Revolving Credit Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.34 Amended and Restated Revolving Note dated December 22, 1995 in the amount of $10,000,000 to National City Bank, Columbus (G)

10.35 Amended and Restated Revolving Note dated December 22, 1995 in the amount of $10,000,000 to Old Kent Bank (G)

10.36 Amended and Restated Revolving Note dated December 22, 1995 in the amount of $1,500,000 to National City Bank, Columbus (G)

10.37 Amended and Restated Revolving Note dated December 22, 1995 in the amount of $1,500,000 to Old Kent Bank (G)

10.38    First Amendment to Security Agreement dated December 22,
         1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.39 First Amendment to Subordination Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, and Edgemere Enterprises, Inc. (G)

10.40 Second Amendment to Line of Credit Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

Exhibit
Number                         Description
------                         -----------


10.41 First Amendment to Loan and Co-Lender Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.42 Modification to Revolving Credit Agreement, Line of Credit Agreement, and Loan and Co-lender Agreement between D.I.Y. Home Warehouse, Inc., National City Bank, Columbus, and Old Kent Bank dated February 20, 1996
         (G)

10.43    1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated
         May 25, 1994# (C)

10.44    1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated
         May 24, 1995# (G)

10.45 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc.# (E)

10.46 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc.# (E)

10.47 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc.# (E)

10.48 Employment Agreement between Marilyn A. Eisele and D.I.Y. Home Warehouse, Inc.# (E)

10.49 D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for Non-Employee Directors (G)

10.50 General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996 (I)

10.51    Amended and Restated Employment Agreement between Clifford
         L. Reynolds and D.I.Y. Home Warehouse, Inc. dated November 21,
         1996#

10.52    Second Amendment to Revolving Credit Agreement dated
         December 23, 1996 between D.I.Y. Home Warehouse, Inc.,
         National City Bank of Columbus and Old Kent Bank

10.53 Third Amendment to Line of Credit Agreement Dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

10.54    Second Amendment to Loan and Co-Lender Agreement dated
         December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

11       Earnings Per Share:
         -------------------

11.1     Computation of Earnings Per Common Share

13       Annual Report:
         --------------

13.1 Annual Report to Shareholders of D.I.Y. Home Warehouse, Inc. for the fiscal year ended December 28, 1996, certain portions of which are incorporated by reference herein.

18       Change in Accounting Principles:
         --------------------------------

18.1 Preferability Letter from Coopers & Lybrand L.L.P. dated April 17, 1996 regarding the change in accounting for merchandise inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method (H)

23       Consents:

23.1     Consent of Independent Accountants

27       Financial Data Schedule

27.1     Financial Data Schedule for the year ended December 28, 1996
-------------

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

(A) Incorporated by reference to Exhibits to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.


(B) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

(C) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

(D) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended April 1, 1995.

(E) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

(F) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(G) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

(H) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended March 30, 1996.

(I) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended June 29, 1996.