Form 10-Q
period 1997-03-29
DIY HOME WAREHOUSE INC
filed 1997-05-07
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 29, 1997

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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at March 29, 1997
--------------------------                   -----------------------------
Common Stock, no par value                               7,633,859

                            DIY HOME WAREHOUSE, INC.




                  INDEX                                                 PAGE NO.
                  -----                                                 --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet -
         March 29, 1997 and
         December 28, 1996..........................................        3

         Condensed Statement of Income -
         Three months Ended March 29, 1997
         and March 30, 1996.........................................        4

         Condensed Statement of Shareholders'
         Equity - Three Months Ended
         March 29, 1997.............................................        5

         Condensed Statement of Cash Flows -
         Three Months Ended March 29, 1997
         and March 30, 1996.........................................        6

         Notes to Condensed Financial Statements....................        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.................................................    8 - 9

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................  10 - 11

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                            March 29, 1997   December 28, 1996
                                                                            --------------   -----------------
               Assets                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $703,793          $161,360
  Accounts receivable, trade                                                     103,808            51,812
  Refundable federal income taxes                                                     --           248,688
  Merchandise inventories                                                     49,686,175        38,462,125
  Deferred income taxes                                                          280,791           280,791
  Prepaid expenses and other assets                                            1,601,919           850,113
                                                                             -----------       -----------
          Total current assets                                                52,376,486        40,054,889
                                                                             -----------       -----------
Property and equipment, at cost                                               49,281,899        49,518,669
  Less accumulated depreciation and amortization                              10,997,164        10,186,763
                                                                             -----------       -----------
          Property and equipment, net                                         38,284,735        39,331,906
Other assets                                                                     547,556           577,442
                                                                             -----------       -----------
          Total assets                                                       $91,208,777       $79,964,237
                                                                             ===========        ==========

               Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                                       $900,000          $900,000
  Current maturities of long-term debt                                           816,374           798,377
  Accounts payable                                                            18,249,828        12,278,455
  Accrued expenses and other                                                   4,736,781         5,189,499
                                                                             -----------       -----------
          Total current liabilities                                           24,702,983        19,166,331
                                                                             -----------       -----------
Revolving credit                                                              12,000,000         6,000,000
Long-term debt                                                                15,815,000        16,030,953
Deferred income taxes                                                          1,512,923         1,512,923

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                                      --               --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 and 7,630,685
     shares outstanding as of  March 29, 1997
     and December 28, 1996, respectively                                      22,955,462        22,942,005
  Retained earnings                                                           14,222,409        14,312,025
                                                                             -----------       -----------
Total shareholders' equity                                                    37,177,871        37,254,030
                                                                             -----------       -----------
          Total liabilities and shareholders' equity                         $91,208,777       $79,964,237
                                                                             ===========       ===========


            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)



                                                                   For the three months ended
                                                                  March 29,           March 30,
                                                                    1997                1996
                                                                  -----------       -----------

Net sales                                                         $39,652,011       $39,143,905

Cost of sales                                                      27,990,581        28,378,802
                                                                  -----------       -----------

     Gross profit                                                  11,661,430        10,765,103
Store operating, general and
  administrative expenses                                          11,501,540        10,370,512
                                                                  -----------       -----------

Operating income                                                      159,890           394,591

Other expense, net                                                   (311,782)         (575,913)
                                                                  -----------       -----------

Loss before income taxes                                             (151,892)         (181,322)

     Income tax expense (benefit)                                     (62,276)          (72,531)
                                                                  -----------       -----------

     Net loss                                                     $   (89,616)      $  (108,791)
                                                                  ===========       ============

     Earnings (loss) per share                                    $     (0.01)      $     (0.01)
                                                                  ===========       ===========

     Weighted average
     common shares
     outstanding                                                    7,633,719         7,625,000
                                                                  ===========       ===========












            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 29, 1997
                                   (Unaudited)



                                                                                   Total
                                                               Retained          Shareholders'
                                Shares         Amount          Earnings            Equity
                              ---------     -----------      -----------      ---------------
Balances at December 28,
 1996                         7,630,685     $22,942,005      $14,312,025       $37,254,030

Shares issued under the
  Retainer Stock Plan for
  Non-employee Directors          3,174          13,457                             13,457

Net loss                                                         (89,616)          (89,616)
                              ---------     -----------      -----------       -----------

Balances, March 29, 1997      7,633,859     $22,955,462      $14,222,409       $37,177,871
                              =========     ===========     ============      ============















            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                For the three months ended
                                                                              March 29, 1997     March 30, 1996
                                                                              --------------     --------------
Cash flows from operating activities:
     Net loss                                                                  $   (89,616)      $  (108,791)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                 837,489           778,331
     Shares issued under Retainer Stock Plan                                        13,457                --
     Gain on sale of property                                                     (225,000)               --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                  (51,996)           12,368
       Refundable federal income taxes                                             248,688                --
       Merchandise inventories                                                 (11,224,050)      (10,700,240)
       Prepaid expenses and other assets                                          (721,920)           52,617
       Accounts payable                                                          5,971,373         6,511,783
       Accrued expenses and other current liabilities                             (452,718)         (755,076)
                                                                               -----------       -----------
          Net cash used in operating activities                                 (5,694,293)       (4,209,008)
                                                                               -----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (371,464)         (585,860)
     Proceeds from sale of property                                                806,146                --
                                                                               -----------       -----------
          Net cash provided by (used in) investing
          activities                                                               434,682          (585,860)
                                                                               -----------       -----------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                                                 (34,271)          (14,092)
     Proceeds from revolving credit                                              6,000,000         4,000,000
     Principal payments of long-term debt                                         (163,685)         (142,357)
                                                                               -----------       -----------
          Net cash provided by financing activities                              5,802,044         3,843,551
                                                                               -----------       -----------
Net increase (decrease) in cash and cash
     equivalents                                                                   542,433          (951,317)
Cash and cash equivalents, beginning of period                                     161,360         1,468,897
                                                                               -----------       -----------
Cash and cash equivalents, end of period                                       $   703,793       $   517,580
                                                                               ===========       ===========




            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 29, 1997 and the results of operations and cash flows for the three months ended March 29, 1997 and March 30, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

         3.       Sale of Property:

         In March 1997, the Company sold a parcel of property, resulting in net proceeds of approximately $806,000 and a net gain of $225,000.

         4.       Subsequent Event:

         In April 1997, the Company made a principal payment of $300,000 on the Note payable, affiliate to Edgemere Enterprise, Inc., an entity owed by the Company's majority shareholder.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 OPERATIONS - Three Months Ended March 29, 1997
                  Compared to Three Months Ended March 30, 1996

         Net sales increased by approximately $508,000, or 1.3%, to $39,652,000 in the first quarter of fiscal 1997, from $39,144,000 in the first quarter of fiscal 1996.

         Gross profit increased by $896,000, or 8.3%, to $11,661,000 in the first quarter of fiscal 1997 from $10,765,000 in the first quarter of fiscal 1996. As a percentage of net sales, gross profit increased to 29.4% in the quarter ended March 29, 1997 compared to 27.5% in the comparable quarter of fiscal 1996. This increase is primarily due to comprehensive programs and initiatives underway aimed at improving margins, such as freight and logistics programs and enhanced information systems which provide tools to better manage this aspect of the business.

         Store operating, general and administrative expenses were $11,502,000 for the quarter ended March 29, 1997 compared to $10,371,000 for the quarter ended March 30, 1996. As a percentage of net sales, operating expenses increased to 29.0% in the first quarter of fiscal 1997 compared to 26.5% in the comparable quarter of fiscal 1996. Operating expenses in the first quarter of fiscal 1996 were favorably impacted by the reversal of bonus provisions as a result of a decision in that quarter to eliminate the discretionary store and management bonus provision which had been expensed in prior periods. Further, operating expenses in the first quarter of 1997 increased over the comparable quarter of 1996 as the result of general increases in certain expenses including rent, real estate tax and personal property assessments and insurance, among others. In addition, operating expenses in the quarter ended March 29, 1997 include expenses of new information systems implemented in the second half of fiscal 1996 which will provide long-term benefits to the Company.

         Other expense, net, decreased from $576,000 in the quarter ended March 30, 1996 to $312,000 in the quarter ended March 29,1997 due primarily to a $225,000 gain on the sale of a parcel of property in the first quarter of 1997 and a decrease in interest expense of $121,000 due to the benefits of reduced debt level as average amounts outstanding under the Revolving Credit Agreement were approximately $9.5 million and $15.5 million in the first quarters of fiscal 1997 and 1996, respectively.

                 OPERATIONS - Three Months Ended March 29, 1997
                  Compared to Three Months Ended March 30, 1996

                         LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 29, 1997 and March 30, 1996, operating activities used net cash of $5,694,000 and $4,209,000, respectively. The use of cash from operating activities for the three months ended March 29, 1997 and March 30, 1996 included $11,224,000 and $10,700,000, respectively, to fund seasonal increases in inventories offset by an increase of $5,971,000 and $6,512,000, respectively, in accounts payable.

         Net cash provided by investing activities was $435,000 for the three months ended March 29, 1997, due primarily from the net proceeds of $806,000 from the sale of a parcel of property offset by cash used of $371,000 for the acquisition property and equipment. Net cash used in investing activities for the three months ended March 30,1996 was $586,000 relative to the acquisition of property and equipment.

         Net cash provided by financing activities was $5,802,000 and $3,844,000 for the three months ended March 29, 1997 and March 30, 1996, respectively, reflecting net borrowings primarily under the revolving credit facility.

         Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long term working capital requirements.

                                      OTHER

         This Quarterly Report on form 10-Q may contain statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Important risk factors include, but are not limited to, the following: general economic conditions; consumer spending and debt levels; housing turnover; weather; impact on sales and margins from both existing and new competition; changes in operating expenses; changes in product mix; interest rates; changes in and the application of accounting policies and practices; adverse results in significant litigation matters; adverse state and federal regulations and legislation; the occurrence of extraordinary events including events and acts of nature or accidents; and the risks described from time to time in the Company's Securities and Exchange Commission filings.

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


                                    D.I.Y. HOME WAREHOUSE, INC.
                                             (Registrant)
DATED:  May 5, 1997
        -----------                 By:  Marilyn A. Eisele
                                         -------------------------------------
                                         Vice President - Administration
                                         and Finance, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number            Description of Exhibit
------            ----------------------


   11             Earnings Per Share:
                  -------------------

   11.1           Computation of Earnings Per Share

   27             Financial Data Schedule:
                  ------------------------

   27.1           Financial Data Schedule for the quarter ended
                  March 29, 1997