Form 10-Q
period 1997-06-28
DIY HOME WAREHOUSE INC
filed 1997-08-08
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 1997

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
Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at June 28, 1997
--------------------------                        ----------------------------
Common Stock, no par value                                 7,633,859

                           D.I.Y. HOME WAREHOUSE, INC.

                                      INDEX
                                      -----

                                                                                                   PAGE NO.
                                                                                                   --------
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet - June 28,
                  1997 and December 28, 1996.....................................................       3

                  Condensed Statement of Income -
                  Three and Six Months Ended June 28,
                  1997 and June 29, 1996.........................................................       4

                  Condensed Statement of
                  Shareholders' Equity - Six Months
                  Ended June 28, 1997............................................................       5

                  Condensed Statement of Cash Flows -
                  Six Months Ended June 28, 1997
                  and June 29, 1996..............................................................       6

                  Notes to Condensed Financial
                  Statements.....................................................................       7

Item 2.           Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations......................................................     8-10

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................    11-12

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                         June 28, 1997   December 28, 1996
                                                         -------------   -----------------
               Assets                                     (Unaudited)
Current assets:
  Cash and cash equivalents                               $   153,664      $   161,360
  Accounts receivable, trade                                   75,520           51,812
  Refundable federal income taxes                                              248,688
  Merchandise inventories                                  46,632,946       38,462,125
  Deferred income taxes                                       280,791          280,791
  Prepaid expenses and other assets                           608,056          850,113
                                                          -----------      -----------
          Total current assets                             47,750,977       40,054,889
                                                          -----------      -----------
Property and equipment, at cost                            49,670,746       49,518,669
  Less accumulated depreciation and amortization           11,807,384       10,186,763
                                                          -----------      -----------
          Property and equipment, net                      37,863,362       39,331,906
Other assets                                                  622,102          577,442
                                                          -----------      -----------
          Total assets                                    $86,236,441      $79,964,237
                                                          ===========      ===========

               Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                 $   600,000      $   900,000
  Current maturities of long-term debt                        823,033          798,377
  Accounts payable                                         18,313,538       12,278,455
  Accrued expenses and other                                6,702,638        5,189,499
                                                          -----------      -----------
          Total current liabilities                        26,439,209       19,166,331
                                                          -----------      -----------
Revolving credit                                            3,500,000        6,000,000
Long-term debt                                             15,637,186       16,030,953
Deferred income taxes                                       1,512,923        1,512,923

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                   --               --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 and 7,630,685
     shares outstanding as of June 28, 1997
     and December 28, 1996, respectively                   22,955,462       22,942,005
  Retained earnings                                        16,191,661       14,312,025
                                                          -----------      -----------
Total shareholders' equity                                 39,147,123       37,254,030
                                                          -----------      -----------
          Total liabilities and shareholders' equity      $86,236,441      $79,964,237
                                                          ===========      ===========



           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                          For the three months ended               For the six months ended
                                          June 28,           June 29,            June 28,           June 29,
                                           1997                1996                1997               1996
                                      -------------       -------------       -------------       -------------
Net sales                             $  66,857,265       $  68,168,668       $ 106,509,276       $ 107,312,573

Cost of sales                            49,473,971          51,282,094          77,464,552          79,660,896
                                      -------------       -------------       -------------       -------------
     Gross profit                        17,383,294          16,886,574          29,044,724          27,651,677

Store operating, general
     and administrative expenses         13,563,021          12,822,932          25,048,804          23,193,444
                                      -------------       -------------       -------------       -------------
Operating income                          3,820,273           4,063,642           3,995,920           4,458,233

Other expense, net                         (498,699)           (623,668)           (826,298)         (1,199,581)
                                      -------------       -------------       -------------       -------------
Income before income taxes                3,321,574           3,439,974           3,169,622           3,258,652

     Income taxes                         1,352,270           1,410,389           1,289,686           1,337,858
                                      -------------       -------------       -------------       -------------
     Net income                       $   1,969,304       $   2,029,585       $   1,879,636       $   1,920,794
                                      =============       =============       =============       =============
     Earnings per share               $        0.26       $        0.27       $        0.25       $        0.25
                                      =============       =============       =============       =============
     Weighted average
     common shares outstanding            7,633,859           7,625,000           7,633,789           7,625,000
                                      =============       =============       =============       =============











           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 28, 1997
                                   (Unaudited)

                                                                                      Total
                                                                   Retained      Shareholders'
                                  Shares           Amount          Earnings          Equity
                                 ---------      -----------      -----------      -----------
Balances at December 28,
 1996                            7,630,685      $22,942,005      $14,312,025      $37,254,030

Shares issued under the
  Retainer Stock Plan for
  Non-employee Directors             3,174           13,457                            13,457
Net income                                                        1,879,636         1,879,636
                                 ---------      -----------      -----------      -----------
Balances, June 28, 1997          7,633,859      $22,955,462      $16,191,661      $39,147,123
                                 =========      ===========      ===========      ===========










           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the six months ended
                                                         June 28, 1997     June 29, 1996
                                                         -------------     -------------
Cash flows from operating activities:
     Net income                                            $ 1,879,636       $ 1,920,794
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           1,664,351         1,587,600
     Shares issued under Retainer Stock Plan                    13,457
     Gain on sale of property                                 (262,668)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                              (23,708)           22,906
       Refundable federal income taxes                         248,688
       Merchandise inventories                              (8,170,821)       (4,843,103)
       Prepaid expenses and other assets                       197,397            29,073
       Accounts payable                                      6,035,083         2,885,627
       Accrued expenses and other current liabilities        1,513,139         1,064,730
                                                           -----------       -----------
          Net cash provided by operating activities          3,094,554         2,667,627
                                                           -----------       -----------
Cash flows from investing activities:
     Acquisition of property and equipment                    (760,740)         (906,595)
     Proceeds from sale of property                            850,911
                                                           -----------       -----------
        Net cash provided by (used in) investing
        activities                                              90,171          (906,595)
                                                           -----------       -----------
Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                             (69,284)          (35,905)
     Principal payments of note payable, affiliate            (300,000)
     Proceeds from revolving credit                          6,000,000         4,000,000
     Principal payments of revolving credit                 (8,500,000)       (5,800,000)
     Principal payments of long-term debt                     (323,137)         (291,627)
                                                           -----------       -----------
         Net cash (used in) financing activities            (3,192,421)       (2,127,532)
                                                           -----------       -----------
Net (decrease) in cash and cash equivalents                     (7,696)         (366,500)
Cash and cash equivalents, beginning of period                 161,360         1,468,897
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $   153,664       $ 1,102,397
                                                           ===========       ===========




           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 28, 1997 and the results of operations and cash flows for the three and six months ended June 28, 1997 and June 29, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

         3.       Sale of Property:

         During the first half of fiscal 1997, the Company sold property, resulting in net proceeds of approximately $851,000 and net gains of $263,000.

         4.       Note Payable, Affiliate:

         In April 1997, the Company made a principal payment of $300,000 on the Note payable, affiliate to Edgemere Enterprise, Inc., an entity owned by the Company's majority shareholder, in accordance with the terms of the subordination agreement with the Company's banks.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended June 28, 1997
                  Compared to Three Months Ended June 29, 1996

         Net sales for the quarter ended June 28, 1997 were $66,857,000 compared to $68,169,000 for the comparable quarter of fiscal 1996. Comparable sales decreased 2% reflecting lower sales due to the cold weather conditions in April and May which significantly impacted the spring lawn and garden seasonal business.

         Gross profit increased by $496,000, or 2.9%, to $17,383,000 in the second quarter of fiscal 1997 from $16,887,000 in the second quarter of fiscal 1996. As a percentage of net sales, gross profit increased to 26.0% in the quarter ended June 28, 1997 compared to 24.8% in the comparable quarter of fiscal 1996. This increase is due primarily to comprehensive programs and initiatives underway aimed at improving margins, such as freight and logistics programs and enhanced information systems which provide tools to better manage this aspect of the business.

         Store operating, general and administrative expenses were $13,563,000 for the quarter ended June 28, 1997 compared to $12,823,000 for the quarter ended June 29, 1996. As a percentage of net sales, operating expenses increased to 20.3% in the first quarter of fiscal 1997 compared to 18.8% in the comparable quarter of fiscal 1996. Operating expenses in the second quarter of 1997 increased over the comparable quarter of 1996 as the result of general increases in certain expenses including rent, real estate tax and personal property tax assessments and insurance, among others. The second quarter of fiscal 1997 also includes certain one-time expenses relative to certain new merchandising, marketing and strategic initiatives which are underway to strengthen the Company's market position. In addition, operating expenses in the quarter ended June 28, 1997 include expenses of new information systems implemented in the second half of fiscal 1996 which will provide long-term benefits to the Company.

         Other expense, net, decreased from $624,000 in the quarter ended June 29, 1996 to $499,000 in the quarter ended June 28,1997 due primarily to a decrease in interest expense of $84,000 associated with the benefits of reduced debt levels as average amounts outstanding under the revolving credit facility were approximately $8,941,000 and $14,381,000 in the second quarters of fiscal 1997 and 1996, respectively.

                   OPERATIONS - Six Months Ended June 28, 1997
                   Compared to Six Months Ended June 29, 1996

         Net sales for the six months ended June 28, 1997 were $106,509,000 compared to $107,313,000 for the six months ended June 29, 1996. Comparable store sales for the six months ended June 28, 1997 decreased by less than 1.0% reflecting reduced sales due to the adverse weather conditions in April and May which significantly impacted the spring lawn and garden and other seasonal business.

         Gross profit increased by $1,393,000, or 5.0%, to $29,045,000 for the six months ended June 28, 1997 from $27,652,000 for the six months ended June 29, 1996. As a percentage of net sales, gross profit increased to 27.3% in the first half of fiscal 1997 compared to 25.8% in the first half of fiscal 1996. The increase in gross margin percentage of 1.5% is a result of the Company's continued emphasis on initiating new programs to improve margins, such as freight and logistics programs and enhanced information systems which provide tools to better manage this aspect of the business.

         Store operating, general and administrative expenses were $25,049,000 for first half of fiscal 1997 compared to $23,193,000 for the first half of fiscal 1996. As a percentage of sales, operating expenses increased to 23.5% in the first half of 1997 compared to 21.6% in the first half of fiscal 1996. Operating expenses for the six months ended June 29, 1996 were favorably impacted by the reversal of bonus provisions as a result of a decision in the first quarter of fiscal 1996 to eliminate the discretionary store and management bonus provision which had been expensed in prior periods. Further, operating expenses in the first half of fiscal 1997 increased over the same period in fiscal 1996 as a result of general increases in certain expenses including rent, real estate tax and personal property tax assessments and insurance, among others. The second half of 1997 also includes one-time expenses relative to certain new merchandising, marketing and strategic initiatives which are underway to strengthen the Company's market position. Lastly, operating expenses in the first half of 1997 include expenses of new information systems implemented in the second half of 1996 which will provide long-term benefits to the Company.

         Other expenses, net, decreased by $374,000, from $1,200,000 for the six months ended June 29, 1996 to $826,000 for the six months ended June 28, 1997. The decrease is due primarily to gains of $263,000 from the sale of property in the first half of fiscal 1997 and a decrease in interest expense of $190,000 due to the benefits of reduced debt levels as average amounts outstanding under the Revolving Credit Agreement were approximately $9,206,000 and $14,934,000 in the first half of fiscal 1997 and 1996, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 28, 1997 and June 29, 1996, operating activities provided net cash of $3,095,000 and $2,668,000, respectively. The primary source of cash from operations was $3,544,000 and $3,508,000 from net income plus depreciation and amortization for the six months ended June 28, 1997 and June 29, 1996, respectively. The primary use of cash for the six months ended June 28, 1997 and June 29, 1996 included $8,171,000 and $4,843,000, respectively, to fund seasonal increases in inventories offset by an increase of $6,035,000 and $2,886,000, respectively, in accounts payable.

         Net cash provided by investing activities was $90,000 for the six months ended June 28, 1997, due primarily from the net proceeds of $851,000 from the sales of several parcels of property offset by cash used of $761,000 for the acquisition of property and equipment. Net cash used in investing activities for the six months ended June 29, 1996 was $907,000 due to remodeling initiatives in the Company's older stores.

         Net cash used in financing activities for the six months ended June 28, 1997 was $3,192,000, as a result of net repayments to the Company's revolving credit facility of $2,500,000 and principal payments on the mortgage notes and capital lease obligations of $392,000. The Company also reduced the note payable, affiliate by $300,000 in the second quarter of 1997. Net cash used in financing activities during the six months ended June 29, 1996 totaled $2,128,000, as a result of net repayments to the Company's revolving credit facility of $1,800,000 and principal payments of debt and capital lease obligations of $328,000.

         Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements. The Company has an agreement with two banks which provide for borrowings under a revolving credit facility of up to $23,000,000 of which $3,500,000 was outstanding as of June 28, 1997.

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

                                    D.I.Y. HOME WAREHOUSE, INC.
                                            (Registrant)

DATED:   August 6, 1997
      ---------------------
                                    By:  Marilyn A. Eisele
                                       --------------------------------------
                                           Vice President - Administration
                                           and Finance, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------

   11             EARNINGS PER SHARE:

   11.1           Computation of Earnings Per Share

   27             FINANCIAL DATA SCHEDULE:

   27.1           Financial Data Schedule for the quarter ended
                  June 28, 1997