Form 10-Q/A
period 1997-06-28
DIY HOME WAREHOUSE INC
filed 1997-08-19
CIK 899595

                                 FORM 10-Q/A
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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
                                   (Unaudited)

                                          For the three months ended               For the six months ended
                                          June 28,           June 29,            June 28,           June 29,
                                           1997                1996                1997               1996
                                      -------------       -------------       -------------       -------------
Net sales                             $  66,857,265       $  68,168,668       $ 106,509,276       $ 107,312,573

Cost of sales                            49,473,971          51,282,094          77,464,552          79,660,896
                                      -------------       -------------       -------------       -------------
     Gross profit                        17,383,294          16,886,574          29,044,724          27,651,677

Store operating, general
     and administrative expenses         13,563,021          12,822,932          25,048,804          23,193,444
                                      -------------       -------------       -------------       -------------
Operating income                          3,820,273           4,063,642           3,995,920           4,458,233

Other expense, net                         (498,699)           (623,668)           (826,298)         (1,199,581)
                                      -------------       -------------       -------------       -------------
Income before income taxes                3,321,574           3,439,974           3,169,622           3,258,652

     Income taxes                         1,352,270           1,410,389           1,289,986           1,337,858
                                      -------------       -------------       -------------       -------------
     Net income                       $   1,969,304       $   2,029,585       $   1,879,636       $   1,920,794
                                      =============       =============       =============       =============
     Earnings per share               $        0.26       $        0.27       $        0.25       $        0.25
                                      =============       =============       =============       =============
     Weighted average
     common shares outstanding            7,633,859           7,625,000           7,633,789           7,625,000
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

                                    D.I.Y. HOME WAREHOUSE, INC.
                                            (Registrant)

DATED:   August 19, 1997
      ---------------------
                                    By:  Marilyn A. Eisele
                                       --------------------------------------
                                           Vice President - Administration
                                           and Finance, Chief Financial Officer