Form 10-Q
period 1997-09-27
DIY HOME WAREHOUSE INC
filed 1997-11-12
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 27, 1997

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

                                  Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at September 27, 1997
---------------------------                 -----------------------------------
Common Stock, no par value                               7,633,859

                           D.I.Y. HOME WAREHOUSE, INC.

                                      INDEX

                                                                    PAGE NO.
                                                                    --------

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheet - September 27,
          1997 and December 28, 1996.............................       3

          Condensed Statement of Income -
          Three and Nine Months Ended September 27,
          1997 and September 28, 1996............................       4

          Condensed Statement of
          Shareholders' Equity - Nine Months
          Ended September 27, 1997...............................       5

          Condensed Statement of Cash Flows -
          Nine Months Ended September 27, 1997
          and September 28, 1996.................................       6

          Notes to Condensed Financial
          Statements.............................................      7-8

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations..............................     9-12


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................     13-14

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET


                                                     September 27, 1997   December 28, 1996
                                                     ------------------   -----------------
               Assets                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                $    729,954       $    161,360
  Accounts receivable, trade                                   117,783             51,812
  Refundable federal income taxes                                                 248,688
  Merchandise inventories                                   46,068,608         38,462,125
  Deferred income taxes                                        140,105            280,791
  Prepaid expenses and other assets                            653,611            850,113
                                                          ------------       ------------
          Total current assets                              47,710,061         40,054,889
                                                          ------------       ------------
Property and equipment, at cost                             50,470,326         49,518,669
  Less accumulated depreciation and amortization           (12,651,175)       (10,186,763)
                                                          ------------       ------------
          Property and equipment, net                       37,819,151         39,331,906
Other assets                                                   497,554            577,442
                                                          ------------       ------------
          Total assets                                    $ 86,026,766       $ 79,964,237
                                                          ============       ============

          Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                 $    600,000       $    900,000
  Current maturities of long-term debt                         860,224            798,377
  Accounts payable                                          16,323,201         12,278,455
  Accrued expenses and other                                 5,535,444          5,189,499
                                                          ------------       ------------
          Total current liabilities                         23,318,869         19,166,331
                                                          ------------       ------------
Revolving credit                                             6,500,000          6,000,000
Long-term debt                                              14,529,889         16,030,953
Deferred income taxes                                        1,648,177          1,512,923

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                    --                 --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 and 7,630,685
     shares outstanding as of September 27, 1997
     and December 28, 1996, respectively                    22,955,462         22,942,005
  Retained earnings                                         17,074,369         14,312,025
                                                          ------------       ------------
Total shareholders' equity                                  40,029,831         37,254,030
                                                          ------------       ------------
          Total liabilities and shareholders' equity      $ 86,026,766       $ 79,964,237
                                                          ============       ============


           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)



                                        For the three months ended              For the nine months ended
                                       September 27,       September 28,       September 27,      September 28,
                                           1997               1996               1997                1996
                                      -------------       -------------       -------------       -------------

Net sales                             $  56,461,962       $  56,806,258       $ 162,971,238       $ 164,118,831

Cost of sales                            41,373,105          41,902,330         118,837,657         121,563,227
                                      -------------       -------------       -------------       -------------

     Gross profit                        15,088,857          14,903,928          44,133,581          42,555,604

Store operating, general
     and administrative expenses         12,437,544          12,406,072          37,269,744          35,599,517

Store development costs                     706,671                  --             923,275                  --
                                      -------------       -------------       -------------       -------------

Total operating expenses                 13,144,215          12,406,072          38,193,019          35,599,517
                                      -------------       -------------       -------------       -------------

Operating income                          1,944,642           2,497,856           5,940,562           6,956,087

Other expense, net                         (448,526)           (518,589)         (1,274,824)         (1,718,170)
                                      -------------       -------------       -------------       -------------

Income before income taxes                1,496,116           1,979,267           4,665,738           5,237,917

     Income taxes                           613,408             791,706           1,903,394           2,129,564
                                      -------------       -------------       -------------       -------------

     Net income                       $     882,708       $   1,187,561       $   2,762,344       $   3,108,353
                                      =============       =============       =============       =============

     Earnings per share               $        0.12       $        0.16       $        0.36       $        0.41
                                      =============       =============       =============       =============

     Weighted average
     common shares outstanding            7,633,859           7,626,125           7,633,812           7,625,375
                                      =============       =============       =============       =============






            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
                                   (Unaudited)



                                                                                       Total
                                                                      Retained      Shareholders'
                                    Shares           Amount           Earnings         Equity
                                  -----------      -----------      -----------     ------------

Balances at December 28,
1996                                7,630,685      $22,942,005      $14,312,025      $37,254,030

Shares issued under the
  Retainer Stock Plan for
  Non-employee Directors                3,174           13,457                            13,457


Net income                                                            2,762,344        2,762,344
                                  -----------      -----------      -----------      -----------

Balances, September 27, 1997        7,633,859      $22,955,462      $17,074,369      $40,029,831
                                  ===========      ===========      ===========      ===========



















           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           For the nine months ended
                                                     September 27, 1997    September 28, 1996
                                                     ------------------    ------------------
Cash flows from operating activities:
     Net income                                            $ 2,762,344       $ 3,108,353
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           2,508,142         2,445,041
     Deferred income tax expense                               275,940
     Shares issued under Retainer Stock Plan                    13,457            29,484
     Gain on sale of property                                 (262,668)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                              (65,971)           69,115
       Refundable federal income taxes                         248,688
       Merchandise inventories                              (7,606,483)       (1,578,776)
       Prepaid expenses and other assets                       276,390           (48,435)
       Accounts payable                                      4,044,746         1,962,299
       Accrued expenses and other current liabilities          345,945           463,518
                                                           -----------       -----------
          Net cash provided by operating activities          2,540,530         6,450,599
                                                           -----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment                  (1,560,320)       (1,271,656)
     Proceeds from sale of property                            850,911
                                                           -----------       -----------
        Net cash (used in) investing activities               (709,409)       (1,271,656)
                                                           -----------       -----------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                            (107,012)          (77,069)
     Principal payments of note payable, affiliate            (300,000)
     Proceeds from revolving credit                          9,000,000         4,000,000
     Principal payments of revolving credit                 (8,500,000)       (8,800,000)
     Principal payments of long-term debt                   (1,355,515)         (441,223)
                                                           -----------       -----------
         Net cash (used in) financing activities            (1,262,527)       (5,318,292)
                                                           -----------       -----------
Net increase (decrease) in cash and cash                       568,594          (139,349)
     equivalents
Cash and cash equivalents, beginning of period                 161,360         1,468,897
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $   729,954       $ 1,329,548
                                                           ===========       ===========




           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 27, 1997 and the results of operations and cash flows for the three and nine months ended September 27, 1997 and September 28, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Earnings per share have not been adjusted for the effect of stock options as the dilutive effect would be less than three percent for each period.

         3.       Sale of Property:

         During the first half of fiscal 1997, the Company sold property, resulting in net proceeds of approximately $851,000 and net gains of $263,000. The net proceeds were used to reduce the principal outstanding on the mortgage loans.

         4.       Note Payable, Affiliate:

         In April 1997, the Company made a principal payment of $300,000 on the Note payable, affiliate to Edgemere Enterprise, Inc., an entity owned by the Company's majority shareholder, in accordance with the terms of the subordination agreement with the Company's banks.

         5.       Stock Options

       The Company has a Long Term Incentive Plan (the "Plan") which reserves 1,350,000 shares of the Company's authorized common stock for issuance. The Plan provides for the granting of incentive stock options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the dates options are granted. Options granted under the Plan vest over five years at the rate of 20% each year and expire no more than ten years from the date of grant. On May 21, 1997, the Company's Board of Directors authorized an amendment to outstanding stock option awards to reprice such stock options at an exercise price equal to the fair market value of the stock as of that date. As a result, 796,000 options with a weighted-average exercise price per share of $8.92 were repriced at the fair market value on May 21, 1997 of $3.56. The vesting period of such options was re-established to vest over 3 years at a rate of one-third per year.

         A summary of stock options is as follows:

                                                                          PERIOD ENDED
                                             ------------------------------------------------------------------------
                                                 SEPTEMBER 27, 1997       DECEMBER 28, 1996        DECEMBER 30, 1995
                                                 ------------------       -----------------        -----------------
Options outstanding, beginning of period                    801,000                 673,000                  503,000
Granted                                                     237,500                 159,000                  205,000
Cancelled                                                   (36,500)                (31,000)                 (35,000)
Cancelled in connection with stock
  option repricing                                        (796,000)
Granted in connection with stock
  option repricing                                          796,000                       -                        -
                                                          ---------                 -------                  -------
Options outstanding, end of period                        1,002,000                 801,000                  673,000
                                                          =========                 =======                  =======
Options exercisable, September 27, 1997                      10,800                 286,300                  163,500
                                                          ---------                 -------                  -------

    All options issued were granted at 100 percent of the fair market value of the Company's common stock on the date of grant. Options outstanding as of September 27, 1997 had a weighted-average exercise price of $3.68 and will expire at various dates between January 1, 1999 and February 21, 2002. At September 27, 1997, there were 348,000 shares of common stock reserved for future grant.


         6.       Store Development Costs

         The Company incurred $707,000 and $923,000 related to store development costs for the three and nine months ended September 27, 1997, respectively. During 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This comprehensive process resulted in the development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position. Select marketing and merchandising programs were implemented on a Company-wide basis during the second and third quarters of 1997. In addition, a comprehensive renovation of one store location was completed in the third quarter. Certain of the costs incurred to date relate to the development and creative design of these strategic concepts while other costs pertain to implementation including marketing, advertising, promotions and payroll costs. The Company will incur additional costs in the fourth quarter of 1997 and into 1998 to implement various of these concepts in selected store locations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               OPERATIONS - Three Months Ended September 27, 1997
                Compared to Three Months Ended September 28, 1996

         Net sales for the quarter ended September 27, 1997 were $56,462,000 compared to $56,806,000 for the comparable quarter of fiscal 1996. Comparable sales decreased 1.0% for the third quarter of fiscal 1997. Comparable store sales were below expectations due to conservative consumer spending patterns.

         Gross profit increased by $185,000, or 1.2%, to $15,089,000 in the third quarter of fiscal 1997 from $14,904,000 in the third quarter of fiscal 1996. As a percentage of net sales, gross profit increased to 26.7% in the quarter ended September 27, 1997 compared to 26.2% in the comparable quarter of fiscal 1996. This increase is due primarily to comprehensive programs and initiatives underway aimed at improving margins, such as freight and logistics programs and enhanced information systems which provide tools to better manage this aspect of the business.

         Store operating, general and administrative expenses were $12,437,000 for the quarter ended September 27, 1997 compared to $12,406,000 for the quarter ended September 28, 1996. As a percentage of net sales, operating expenses were 22.0% in the third quarter of fiscal 1997 compared to 21.8% in the comparable quarter of fiscal 1996.

         The Company incurred $707,000 related to store development programs for the quarter ended September 27, 1997. During 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This comprehensive process resulted in the development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position. Select marketing and merchandising programs were implemented on a Company-wide basis during the second and third quarters of 1997. In addition, a comprehensive renovation of one store location was completed in the third quarter. Certain of the costs incurred to date relate to the development and creative design of these strategic concepts while other costs pertain to implementation including marketing, advertising, promotions and payroll costs. The Company will incur additional costs in the fourth quarter of 1997 and into 1998 to implement various of these concepts in selected store locations.

         Other expense, net, decreased from $519,000 in the quarter ended September 28, 1996 to $449,000 in the quarter ended September 27, 1997 due primarily to a decrease in interest expense of $85,000 associated with the benefits of reduced debt levels as average amounts outstanding under the revolving credit facility were approximately $4,832,000 and $9,462,000 in the third quarters of fiscal 1997 and 1996, respectively.

                OPERATIONS - Nine Months Ended September 27, 1997
                Compared to Nine Months Ended September 28, 1996

         Net sales for the nine months ended September 27, 1997 were $162,971,000 compared to $164,119,000 for the nine months ended September 28, 1996. Comparable store sales for the nine months ended September 27, 1997 decreased by less than 1.0% reflecting reduced sales due to conservative consumer spending patterns.

         Gross profit increased by $1,578,000, or 3.7%, to $44,134,000 for the nine months ended September 27, 1997 from $42,556,000 for the nine months ended September 28, 1996. As a percentage of net sales, gross profit increased to 27.1% in the first nine months of fiscal 1997 compared to 25.9% in the first nine months of fiscal 1996. The increase in gross margin percentage of 1.2% is a result of the Company's continued emphasis on implementing programs to improve margins, such as freight and logistics programs and enhanced information systems which provide tools to better manage this aspect of the business.

         Store operating, general and administrative expenses were $37,270,000 for the first nine months of fiscal 1997 compared to $35,600,000 for the first nine months of fiscal 1996. As a percentage of sales, operating expenses increased to 22.9% in the first nine months of fiscal 1997 compared to 21.7% in the first nine months of fiscal 1996. Operating expenses for the nine months ended September 28, 1996 were favorably impacted by the reversal of bonus provisions as a result of a decision in the first quarter of fiscal 1996 to eliminate the discretionary store and management bonus provision which had been expensed in prior periods. Further, operating expenses in the nine months of fiscal 1997 increased over the same period in fiscal 1996 as a result of general increases in certain expenses including rent, real estate tax and personal property tax assessments and insurance, among others. Lastly, operating expenses in the first nine months of 1997 include expenses of new information systems implemented in the second half of 1996 which will provide long-term benefits to the Company. These expenses commenced in the third quarter of 1996.

         The Company incurred store development costs of $923,000 for the first nine months of fiscal 1997. During 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This comprehensive process resulted in the development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position. Select marketing and merchandising programs were implemented on a Company-wide basis during the second and third quarters of 1997. In addition, a comprehensive renovation of one store location was completed in the third quarter. Certain of the costs incurred to date relate to the development and creative design of these strategic concepts while other costs pertain to implementation including marketing, advertising, promotions and payroll costs. The Company will incur additional costs in the fourth quarter of 1997 and into 1998 to implement various of these concepts in selected store locations.

         Other expenses, net, decreased by $443,000, from $1,718,000 for the nine months ended September 28, 1996 to $1,275,000 for the nine months ended September 27, 1997. The decrease is due primarily to gains of $263,000 from the sale of property in the first half of fiscal 1997 and a decrease in interest expense of $275,000 due to the benefits of reduced debt levels as average amounts outstanding under the Revolving Credit Agreement were approximately $7,748,000 and $13,110,000 in the first nine months of fiscal 1997 and 1996, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 27, 1997, operating activities provided net cash of $2,541,000. The primary source of cash from operations was $5,271,000 from net income plus depreciation and amortization. The primary use of cash for the nine months ended September 27, 1997 was $7,607,000 to fund increased merchandise inventory levels at existing stores offset by an increase of $4,045,000 in accounts payable. During the nine months ended September 28, 1996, operating activities provided net cash of $6,450,000. The primary source of cash from operations was $5,553,000 from net income plus depreciation and amortization. The primary use of cash for the nine months ended September 28, 1996 was $1,579,000 to fund increased merchandise inventory levels at existing stores offset by an increase of $1,962,000 in accounts payable. The increase in merchandise inventory levels for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996 is primarily due to a greater emphasis by management to maintain higher in-stock inventory levels to provide better customer service and inventory increases for certain new or expanded merchandising categories associated with the Company's strategic initiatives.

         Net cash used in investing activities was $709,000 for the nine months ended September 27, 1997, due primarily from the net proceeds of $851,000 from the sales of several parcels of property offset by cash used of $1,560,000 for remodeling initiatives and the acquisition of property and equipment. Net cash used in investing activities for the nine months ended September 28, 1996 was $1,272,000 due to remodeling initiatives in the Company's older stores.

         Net cash used in financing activities for the nine months ended September 27, 1997 was $1,263,000 as a result of principal payments on the mortgage notes, capital lease obligations and note payable, affiliate of $1,763,000 offset by an increase in the Company's revolving credit facility of $500,000. The Company used the net proceeds of approximately $863,000 from the sale of property in fiscal 1997 to reduce the outstanding principal on the variable mortgage loan.

         Net cash used in financing activities for the nine months ended September 28, 1996 totaled $5,318,000, as a result of net repayments to the Company's revolving credit facility of $4,800,000 and principal payments of debt and capital lease obligations of approximately $518,000.

         Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements. The Company has an agreement with two banks which provide for borrowings under a revolving credit facility of up to $23,000,000 of which $6,500,000 was outstanding as of September 27, 1997.


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


                                      D.I.Y. HOME WAREHOUSE, INC.
                                               (Registrant)
DATED:  November 11, 1997
                                      By:  Marilyn A. Eisele
                                         --------------------------------------
                                           Vice President - Administration
                                           and Finance, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number   Description of Exhibit
------   ----------------------

   10             Material Contracts
                  ------------------

   10.1 Third Amendment to Revolving Credit Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   10.2 Third Amendment to Loan and Co-Lender Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   10.3 Fourth Amendment to Line of Credit Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   11             Earnings Per Share:
                  ------------------

   11.1           Computation of Earnings Per Share

   27             Financial Data Schedule:
                  -----------------------

   27.1           Financial Data Schedule for the quarter ended
                  September 27, 1997