Form 10-K405
period 1998-01-03
DIY HOME WAREHOUSE INC
filed 1998-03-24
CIK 899595

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO

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
                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                ---  ---

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

         As of February 27, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $8,530,988 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of February 27, 1998, there were 7,633,859 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on Wednesday, April 29, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K to the extent noted herein. In addition, pages 3 through 12 of DIY Home Warehouse, Inc.'s 1997 Annual Report to Shareholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a)(1) of Part IV of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         D.I.Y. Home Warehouse, Inc. ("DIY" or the "Company") operates sixteen retail warehouse-format home improvement centers that sell products primarily to do-it-yourself home repair and remodeling customers. The Company's "DIY Home Warehouse" stores are located in Northeast Ohio and range in size from 66,000 to 109,000 square feet of enclosed selling space with an additional 12,000 to 20,000 square feet of outside selling space. Seven of these retail centers are located in the Cleveland metropolitan area, two are in the Youngstown metropolitan area, four stores are in the Akron area, and one store each is located in Mansfield, Canton and Ashtabula. DIY also offers a high level of customer service, making shopping at its stores easy and convenient and, through its displays and trained staff, enabling do-it-yourself shoppers to conceptualize, design and complete their own home repair, maintenance and improvement projects. The Company also offers kitchen, bath and other product installation for its customers.

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


                                                                   FISCAL YEAR ENDED
                                    --------------------------------------------------------------------------------
PRODUCT AREA                            JANUARY 3, 1998           DECEMBER 28, 1996          DECEMBER 30, 1995
------------                            ---------------           -----------------          -----------------
A.  Kitchen, Plumbing and Bath                 21.2%                     21.5%                     22.7%
B.  Paint, Home Decorating and
     Floorcoverings                            17.0                      16.3                      15.8
C.  Lawn and Garden                            15.0                      14.6                      15.1
D.  Lumber, Building Materials and
     Doors and Windows                         29.2                      29.6                      28.5
E.  Electrical, Lighting and Fans               9.6                      10.3                      10.8
F.  Hardware and Tools                          8.0                       7.7                       7.1
                                              -----                     -----                     -----
                                              100.0%                    100.0%                    100.0%
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

         The Company offers DIY credit card programs to three purchaser classes: consumer, professional and non-profit institutional, with modified terms and benefits for each card and class. These programs are all owned and operated by a third party. Customers can also pay by cash, check, Visa, MasterCard and Discover. DIY home centers are open seven days a week, from 7:00 a.m. to 10:00 p.m. on weekdays and Saturdays and from 8:00 a.m. to 6:00 p.m. on Sundays.


PURCHASING AND DISTRIBUTION

         The Company purchases over 85% of its merchandise directly from manufacturers. The balance, which are generally high turnover but long lead time items, are purchased through and stocked by distributors. Product re-orders are initiated at the store department level, after review of available stock and applying local knowledge as to sales patterns for particular items. Merchandise selection is centrally handled by buyers at the headquarters level to attain the most attractive volume discounts and programs available. DIY has a staff of seven merchandisers, one of whom serves as the Company's Vice President-General Merchandising Manager. Each merchandiser has responsibility for specified product categories.

         During fiscal 1997, the Company's top 10 vendors accounted for approximately 25% of its purchases, with no single supplier accounting for more than 7% of Company purchases. The number of active vendors is approximately 600. The Company is not dependent on any one vendor for any significant product. The Company does not license or contract the operating of departments within its stores to outside providers.


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

COMPETITION

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. Lowe's continued to expand with additional locations in 1996 and 1997. In the fourth quarter of 1997, Home Depot began operations in several of the Company's markets and Home Depot and Lowe's have announced further expansion plans. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

EMPLOYEES

         Each DIY home center employs approximately 80 to 165 employees, supervised by a store manager, three to five assistant managers and 10 to 12 department heads. As of January 3, 1998, the Company employed approximately 1,254 persons, approximately 927 of whom were full-time employees. DIY is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be excellent.

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


                                                                                         Area in Square Feet
                                                            Leased                       -------------------
Store Location              Opening Date                   or Owned            Interior Selling      Garden  Greenhouse
--------------              ------------                   --------            ----------------      ------  ----------
Cleveland, Ohio..........   March 1985..................   Leased...........            109,000      12,000     --
North Randall, Ohio......   October 1985................   Leased...........             83,000      17,000     --
Eastlake, Ohio...........   August 1990.................   Leased...........             66,000      17,000     --
Elyria, Ohio.............   February 1992...............   Leased...........             72,000      16,200     --
Bedford, Ohio............   August 1992.................   Leased...........             94,000      18,000     --
Brook Park, Ohio.........   March 1993..................   Leased...........             93,000      18,000     --
Boardman, Ohio...........   September 1993..............   Leased...........             81,900      18,000     --
Warren, Ohio.............   January 1994................   Owned,Land Lease.             79,000      18,000     --
Mansfield, Ohio..........   March 1994..................   Owned............             80,000      18,000     --
North Canton, Ohio.......   May 1994....................   Owned............             86,000      18,000     --
Akron, Ohio (Northeast)..   September 1994..............   Owned............             89,800      18,000     --
Medina, Ohio.............   March 1995..................   Owned............             83,200      20,000   3,200
Mentor, Ohio.............   April 1995..................   Leased...........             86,100      15,000     --
Akron, Ohio (Northwest)..   May 1995....................   Leased...........             96,800      16,500     --
Akron, Ohio (Southeast)..   June 1995...................   Owned............             85,400      15,000   3,200
Ashtabula, Ohio..........   November 1995...............   Owned, Land Lease             84,200      15,750   3,200

         The Company's headquarters consist of approximately 12,100 square feet of leased space in Valley View, Ohio, near Cleveland.

         The Company leases or subleases nine of its properties. In addition, two of the Company's retail stores are subject to land leases. The various lease terms expire between 1 and 11 years, and certain store leases have renewal options ranging from 10 to 45 years. The leases generally provide for additional rental payments based upon a percentage of gross or net store sales above various levels. The Company subleases portions of premises not being used by the Company to various third parties.

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

         Prior to listing on Nasdaq NM, there was no established public trading for the Common Stock. During the fiscal year ended January 3, 1998, the reported average daily volume of shares traded was 15,223 shares.

         As of February 27, 1998, the closing price for the Company's Common Stock on Nasdaq NM was $2.75 and there were approximately 225 holders of record of Common Stock. Based on information provided to the Company by certain holders of record, the Company estimates there are in excess of 1,800 beneficial shareholders. The Company has not paid any cash dividends on its Common Stock in the past three fiscal years. Management intends to follow a policy of retaining earnings in the foreseeable future in order to finance the development and operations of its business. The declaration and payment of dividends will be within the discretion of the Company's Board of Directors and would depend, among other factors, on the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions with respect to payment of dividends.

         The following table sets forth a quarterly summary, for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 of the high and low closing sales prices as reported by Nasdaq NNM.

                              1997                1996                 1995
                       ------------------------------------------------------------
FISCAL QUARTER         HIGH    LOW          HIGH     LOW         HIGH      LOW
--------------         ----    ---          ----     ---         ----      ---
       1st            $4.63   $3.50        $5.00    $3.38       $8.50     $5.75
       2nd             4.63    3.25         6.00     4.13        8.00      6.00
       3rd             4.06    2.38         5.75     4.25        8.25      6.25
       4th             4.56    2.50         5.63     4.00        6.75      3.50


ITEM 6.  SELECTED FINANCIAL DATA

         The information for the fiscal years 1993-1997 under the heading "Selected Financial Data and Operating Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998, on page 12 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998, on pages 3-5 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information under the headings "Statement of Income, Statement of Shareholders' Equity, Balance Sheet, Statement of Cash Flows, Notes to Financial Statements and Report of Independent Accountants" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998, on pages 6-11 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEMS 10, 11, 12, 13.

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on April 29, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

                  (1)      Financial Statements:

                           The following financial statements of D.I.Y. Home Warehouse, Inc. are filed herewith by incorporation by reference from pages 6 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998, as provided in
                           Item 8 hereof:

                           Statement of Income for the Years Ended January 3, 1998, December 28, 1996, and December 30, 1995;

                           Statement of Shareholders' Equity for the Years Ended January 3, 1998, December 28, 1996, and December 30, 1995;

                           Balance Sheet as of January 3, 1998 and December 28, 1996;

                           Statement of Cash Flows for the Years Ended January 3, 1998, December 28, 1996 and December 30, 1995.

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

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K regarding events occurring during the months included in the fourth quarter of the Company's 1997 fiscal year.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1998                     D.I.Y. HOME WAREHOUSE, INC.

                                          By:  /s/ FRED A. ERB
                                             -----------------
                                          Fred A. Erb,
                                          Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ FRED A. ERB                                     /s/ GREGORY K. JONES
-----------------                                    ---------------------
Fred A. Erb                                          Gregory K. Jones
Chairman of the Board of Directors                   Director
Dated:  March 20, 1998                               Dated:  March 20, 1998

  /s/ CLIFFORD L. REYNOLDS                             /s/ JOHN A. SHIELDS
--------------------------                           ---------------------
Clifford L. Reynolds                                 John A. Shields
Director and President                               Director
(principal executive officer)                        Dated:  March 20, 1998
Dated:  March 20, 1998

  /s/ R. SCOTT EYNON                                   /s/ MARK A. TIMMERMAN
--------------------                                 -----------------------
R. Scott Eynon                                       Mark A. Timmerman
Vice President-Operations and Director               Director
Dated:  March 20, 1998                               Dated:  March 20, 1998

  /s/ DENNIS C. HOFF                                   /s/ MARILYN A. EISELE
--------------------                                 -----------------------
Dennis C. Hoff                                       Marilyn A. Eisele
Vice President-General Merchandising                 Vice President -
Manager and Director                                 Administration and Finance,
Dated:  March 20, 1998                               and Chief Financial Officer
                                                     Dated:  March 20, 1998

  /s/ JOHN M. ERB                                      /s/ ERIC I. GLASSMAN
-----------------                                    ----------------------
John M. Erb                                          Eric I. Glassman
Secretary and Director                               Controller & Treasurer
Dated:  March 20, 1998                               Dated:  March 20, 1998

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
-------                      ----------------------

3        Articles of Incorporation and By-Laws:

3.1      Articles of Incorporation of D.I.Y. Home Warehouse, Inc.
         as amended (A)

3.2      Amended and Restated Code of Regulations of D.I.Y. Home
         Warehouse, Inc. (A)

10       Material Contracts:
         -------------------

10.1     Sublease between D.I.Y. Ohio Real Estate Associates
         Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992 (A)

10.2     Indenture of Lease between Smith - D.I.Y. Center Limited
         Partnership and D.I.Y. Home Warehouse, Inc., dated
         December 27, 1985 (A)

10.3 Amendment to Lease between D.I.Y. Center Associates (successor in interest to Smith - D.I.Y. Center Limited Partnership) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991 (A)

10.4 Amendment to Lease between D.I.Y. Center Associates, L.P. and D.I.Y. Home Warehouse, Inc. dated March 21, 1995 (C)

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

Exhibit
Number                       Description of Exhibit
-------                      ----------------------

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

10.27 Assignment and Assumption of Lease and Sublease between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994 (C)

Exhibit
Number                       Description of Exhibit
-------                      ----------------------

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

Exhibit
Number                             Description
-------                            -----------

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

10.46 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc.# (E)

10.47 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc.# (E)

10.48 Employment Agreement between Marilyn A. Eisele and D.I.Y. Home Warehouse, Inc.# (E)

10.49 D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for Non-Employee Directors (G)

10.50 General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996 (H)

10.51    Amended and Restated Employment Agreement between Clifford
         L. Reynolds and D.I.Y. Home Warehouse, Inc. dated November 21,
         1996#  (I)

10.52    Second Amendment to Revolving Credit Agreement dated
         December 23, 1996 between D.I.Y. Home Warehouse, Inc.,
         National City Bank of Columbus and Old Kent Bank (I)

10.53 Third Amendment to Line of Credit Agreement Dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (I)

10.54    Second Amendment to Loan and Co-Lender Agreement dated
         December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (I)

10.55    Third Amendment to Revolving Credit Agreement dated
         October 24, 1997 between D.I.Y. Home Warehouse, Inc.,
         National City Bank of Columbus and Old Kent Bank (J)

Exhibit
Number                              Description
-------                             -----------

10.56    Third Amendment to Loan and Co-Lender Agreement dated
         October 24, 1997 between D.I.Y. Home Warehouse, Inc.,
         National City Bank of Columbus and Old Kent Bank (J)

10.57    Fourth Amendment to Line of Credit Agreement dated
         October 24, 1997 between D.I.Y. Home Warehouse, Inc.,
         National City Bank of Columbus and Old Kent Bank (J)

10.58 Renewal of Sublease between The Wholesale Club, Inc., and D.I.Y. Home Warehouse, Inc., dated July 30, 1997.

11       Earnings Per Share:
         -------------------

11.1     Computation of Earnings Per Common Share

13       Annual Report:
         --------------

13.1 Annual Report to Shareholders of D.I.Y. Home Warehouse, Inc. for the fiscal year ended January 3, 1998, certain portions of which are incorporated by reference herein.

23       Consents:
         ---------

23.1     Consent of Independent Accountants

27       Financial Data Schedule
         -----------------------

27.1     Financial Data Schedule for the year ended January 3, 1998

----------

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

(I) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

(J) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1997.