Form 10-Q
period 1998-04-04
DIY HOME WAREHOUSE INC
filed 1998-05-15
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 4, 1998

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
          (Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at April 4, 1998
------------------------------------              ----------------------------
Common Stock, no par value                                7,633,859

                            DIY HOME WAREHOUSE, INC.


                  INDEX                                                          PAGE NO.
                  -----                                                          --------

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Balance Sheet -
            April 4, 1998 and
            January 3, 1998.....................................................        3

            Condensed Statement of Income -
            Three Months Ended April 4, 1998
            and March 29, 1997..................................................        4

            Condensed Statement of Shareholders'
            Equity - Three Months Ended
            April 4, 1998.......................................................        5

            Condensed Statement of Cash Flows -
            Three Months Ended April 4, 1998
            and March 29, 1997..................................................        6

            Notes to Condensed Financial Statements.............................        7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations..........................................................   8 - 10

PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................................  11 - 12

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                          April 4, 1998   January 3, 1998
                                                          -------------   ---------------
               Assets                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                  $   492,724      $   141,401
  Accounts receivable, trade                                      75,063          100,389
  Refundable federal income taxes                                   --            365,963
  Merchandise inventories                                     44,039,057       40,156,756
  Deferred income taxes                                          278,565          278,565
  Prepaid expenses and other assets                              749,686          745,961
                                                             -----------      -----------
          Total current assets                                45,635,095       41,789,035
                                                             -----------      -----------
Property and equipment, at cost                               53,322,465       52,326,680
  Less accumulated depreciation and amortization              14,327,199       13,381,396
                                                             -----------      -----------
          Property and equipment, net                         38,995,266       38,945,284
Other assets                                                     448,257          474,888
                                                             -----------      -----------
          Total assets                                       $85,078,618      $81,209,207
                                                             ===========      ===========

           Liabilities and Shareholders' Equity

Current liabilities:
  Note payable, affiliate                                    $   600,000      $   600,000
  Current maturities of long-term debt                           967,178          946,183
  Accounts payable                                            13,114,990       10,615,039
  Accrued expenses and other                                   4,553,529        5,776,915
                                                             -----------      -----------
          Total current liabilities                           19,235,697       17,938,137
                                                             -----------      -----------
Revolving credit                                              10,000,000        6,375,000
Long-term debt                                                13,952,482       14,208,586
Deferred income taxes                                          2,547,927        2,547,927

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                    --               --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 shares
     outstanding as of April 4, 1998
     and January 3, 1998                                      22,955,462       22,955,462
  Retained earnings                                           16,387,050       17,184,095
                                                             -----------      -----------
Total shareholders' equity                                    39,342,512       40,139,557
                                                             -----------      -----------
          Total liabilities and shareholders' equity         $85,078,618      $81,209,207
                                                             ===========      ===========


See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                  (Unaudited)



                                                    For the three months ended
                                                    April 4,           March 29,
                                                     1998                1997
                                                  ------------       ------------
Net sales                                         $ 37,412,172       $ 39,652,011

Cost of sales                                       26,727,920         27,990,581
                                                  ------------       ------------

     Gross profit                                   10,684,252         11,661,430

Store operating, general and
  administrative expenses                           11,271,427         11,501,540
Store development costs                                205,773                 --
                                                  ------------       ------------

Operating income (loss)                               (792,948)           159,890

Other expense, net                                    (557,979)          (311,782)
                                                  ------------       ------------

Loss before income taxes                            (1,350,927)          (151,892)

     Income tax benefit                               (553,882)           (62,276)
                                                  ------------       ------------

     Net loss                                     $   (797,045)      $    (89,616)
                                                  ============       ============

     Earnings (loss) per common share, basic
       and diluted                                $      (0.10)      $      (0.01)
                                                  ============       ============

     Weighted average
     common shares
     outstanding                                     7,633,859          7,633,719
                                                  ============       ============









           See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998
                                   (Unaudited)


                                                                                                          Total
                                                                                   Retained           Shareholders'
                                            Shares            Amount               Earnings              Equity
                                           ---------          -----------           -----------           -----------

Balances at January 3, 1998                7,633,859          $22,955,462           $17,184,095           $40,139,557


Net loss                                                                              (797,045)             (797,045)
                                           ---------          -----------           -----------           -----------

Balances, April 4, 1998                    7,633,859          $22,955,462           $16,387,050           $39,342,512
                                           =========          ===========           ===========           ===========






















           See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              For the three months ended
                                                         April 4, 1998       March 29, 1997
                                                         -------------      --------------
Cash flows from operating activities:
     Net loss                                              $  (797,045)      $    (89,616)
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                             953,741            837,489
     Shares issued under Retainer Stock Plan                      --               13,457
     Loss (gain) on sale of property and equipment               2,752           (225,000)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                               25,326            (51,996)
       Refundable federal income taxes                         365,963            248,688
       Merchandise inventories                              (3,882,301)       (11,224,050)
       Prepaid expenses and other assets                        22,906           (721,920)
       Accounts payable                                      2,499,951          5,971,373
       Accrued expenses and other current liabilities       (1,223,386)          (452,718)
                                                           -----------       ------------
          Net cash used in operating activities             (2,032,093)        (5,694,293)
                                                           -----------       ------------

Cash flows from investing activities:
     Acquisition of property and equipment                  (1,006,475)          (371,464)
     Proceeds from sale of property                               --              806,146
                                                           -----------       ------------
          Net cash (used in) provided by investing
          activities                                        (1,006,475)           434,682
                                                           -----------       ------------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                             (43,699)           (34,271)
     Proceeds from revolving credit                          3,625,000          6,000,000
     Principal payments of long-term debt                     (191,410)          (163,685)
                                                           -----------       ------------
          Net cash provided by financing activities          3,389,891          5,802,044
                                                           -----------       ------------
Net increase in cash and cash equivalents                      351,323            542,433
Cash and cash equivalents, beginning of period                 141,401            161,360
                                                           -----------       ------------
Cash and cash equivalents, end of period                   $   492,724       $    703,793
                                                           ===========       ============




           See accompanying notes to condensed financial statements.
                                       6

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 4, 1998 and the results of operations and cash flows for the three months ended April 4, 1998 and March 29, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended April 4, 1998
                  Compared to Three Months Ended March 29, 1997

         Net sales for the quarter ended April 4, 1998 were $37,412,000 compared to $39,652,000 for the quarter ended March 29, 1997. Comparable store sales for the quarter decreased 6% resulting from additional national warehouse competition which moved into the Company's markets.

         Gross profit decreased by $977,000, or 8%, from $11,661,000 in the first quarter of fiscal 1997 to $10,684,000 in the first quarter of fiscal 1998. Gross profit, as a percentage of net sales, was 28.6% in the first quarter of fiscal 1998 compared to 29.4% in the first quarter of fiscal 1997. This decrease in gross profit percentage is due to a decrease in vendor rebates and discounts resulting from decreased inventory purchases in the first quarter of fiscal 1998 compared to the comparable quarter of fiscal 1997. During the first quarter of fiscal 1998, the Company focused on reducing inventory levels and increasing inventory turns to improve the inventory efficiencies. As a result, inventory purchases in the first quarter of fiscal 1998 were approximately $10,000,000 lower than purchases during the first quarter fiscal 1997.

         Store operating, general and administrative expenses decreased $231,000, or 2.0%, to $11,271,000 in the quarter ended April 4,1998 from
$11,502,000 in the quarter ended March 29, 1997. The decrease is due to the Company's ongoing efforts to reduce operating costs. As a percentage of net sales, operating expenses increased to 30.1% in the first quarter of fiscal 1998 compared to 29.0% in the comparable quarter of fiscal 1997 due to lower sales on which to leverage expenses.

         The Company incurred $206,000 related to store development costs in the quarter ended April 4, 1998. During the first half of 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This process resulted in development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position.

         Other expense, net, was $558,000 for the quarter ended April 4, 1998 compared to $312,000 for the quarter ended March 29,1997. The net increase is primarily due to a $219,000 gain on the sale of a parcel of property in the first quarter of 1997.

                  OPERATIONS - Three Months Ended April 4, 1998
                  Compared to Three Months Ended March 29, 1997

                         LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended April 4, 1998 and March 29, 1997, operating activities used net cash of approximately $2,032,000 and $5,694,000, respectively. The primary use of cash from operating activities for the three months ended April 4, 1998 was $3,882,000 to fund seasonal increases in inventories compared to $11,224,000 for the comparable period of fiscal 1997, offset by an increase of $2,500,000 and $5,971,000, respectively, in accounts payable. The Company continued to focus on enhancing its balance sheet in the first quarter of fiscal 1998 which included inventory reductions of $5,647,000 compared to the same period of fiscal 1997.

         Net cash used in investing activities was $1,006,000 for the three months ended April 4, 1998 due to store development capital expenditures associated with the comprehensive renovation of certain store locations. Net cash provided by investing activities was $435,000 for the three months ended March 29, 1997 due to net proceeds of $806,000 from the sale of a parcel of property offset by cash used of $371,000 for the acquisition of property and equipment.

         Net cash provided by financing activities decreased by $2,412,000 to $3,390,000 for the three months ended April 4, 1998 from $5,802,000 for the comparable period in fiscal 1997. The decrease is due to a reduction in the net borrowings under the revolving credit facility as a result of lower inventory purchases.

         Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.

                           FORWARD-LOOKING STATEMENTS

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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. Lowe's continued to expand with additional locations in 1996 and 1997. In the fourth quarter of 1997, Home Depot began operations in several of the Company's markets. Home Depot continued to expand in the first quarter of 1998 and has announced further expansion plans in 1998. Lowe's has announced further expansion plans in 1998. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company has assessed the Year 2000 Issue with regard to its internal financial and operational systems as well as its external financial vendors and determined that the costs to complete the related compliance will not materially affect future financial results. The Company anticipates its Year 2000 Issues to be completed and tested by the end of fiscal year 1998.

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


                                       D.I.Y. HOME WAREHOUSE, INC.
                                                      (Registrant)
DATED:  May 15, 1998
                                       By:  Marilyn A. Eisele
                                          -------------------------------------
                                          Vice President - Administration
                                          and Finance, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number            Description of Exhibit
-------           -----------------------

   11             Earnings Per Share:
                  -------------------

   11.1           Computation of Earnings Per Common Share

   27             Financial Data Schedule:
                  ------------------------

   27.1           Financial Data Schedule for the quarter ended
                  April 4, 1998