Form 10-Q
period 1998-07-04
DIY HOME WAREHOUSE INC
filed 1998-08-05
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 4, 1998

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

                                 5811 Canal Road
                             Valley View, Ohio 44125
                                 (216) 328-5100
          (Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at July 4, 1998
--------------------------                           ---------------------------
Common Stock, no par value                                     7,633,859

                            DIY HOME WAREHOUSE, INC.




                  INDEX                                                                                    PAGE NO.
                  -----                                                                                    --------

PART I   FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  July 4, 1998 and
                  January 3, 1998.........................................................................        3

                  Condensed Statement of Income -
                  Three and Six Months Ended July 4, 1998
                  and June 28, 1997.......................................................................        4

                  Condensed Statement of Shareholders'
                  Equity - Six Months Ended
                  July 4, 1998............................................................................        5

                  Condensed Statement of Cash Flows -
                  Six Months Ended July 4, 1998
                  and June 28, 1997.......................................................................        6

                  Notes to Condensed Financial Statements.................................................        7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations..............................................................................   8 - 11

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................................................  12 - 13

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                            July 4, 1998          January 3, 1998
                                                                            ------------          ---------------
               Assets                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                               $      480,777            $     141,401
  Accounts receivable, trade                                                     116,811                  100,389
  Refundable federal income taxes                                                     --                  365,963
  Merchandise inventories                                                     39,543,213               40,156,756
  Deferred income taxes                                                          278,565                  278,565
  Prepaid expenses and other assets                                              605,625                  745,961
                                                                            ------------              -----------
          Total current assets                                                41,024,991               41,789,035
                                                                            ------------              -----------
Property and equipment, at cost                                               53,620,967               52,326,680
                                                                            ------------              -----------
  Less accumulated depreciation and amortization                              15,328,509               13,381,396
          Property and equipment, net                                         38,292,458               38,945,284
Other assets                                                                     421,627                  474,888
                                                                            ------------              -----------
          Total assets                                                      $ 79,739,076              $81,209,207
                                                                            ============              ===========

     Liabilities and Shareholders'  Equity
Current liabilities:
  Note payable, affiliate                                                 $      300,000            $     600,000
  Current maturities of long-term debt                                           989,321                  946,183
  Accounts payable                                                            14,677,287               10,615,039
  Accrued expenses and other                                                   5,672,229                5,776,915

          Total current liabilities                                           21,638,837               17,938,137

Revolving credit                                                               1,775,000                6,375,000
Long-term debt                                                                13,635,333               14,208,586
Deferred income taxes                                                          2,462,002                2,547,927

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                                      --                       --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 shares
     outstanding as of July 4, 1998
     and January 3, 1998                                                      22,955,462               22,955,462
  Retained earnings                                                           17,272,442               17,184,095
                                                                            ------------              -----------
Total shareholders' equity                                                    40,227,904               40,139,557
                                                                            ------------              -----------
          Total liabilities and shareholders' equity                        $ 79,739,076              $81,209,207
                                                                            ============              ===========

            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                              For the three months ended             For the six months ended
                                              July 4,           June 28,            July 4,            June 28,
                                              1998              1997                1998               1997
                                              ------------       ------------      --------------       ------------

Net sales                                     $ 56,334,029       $ 66,857,265      $   93,746,202       $106,509,276

Cost of sales                                   41,875,355         49,473,971          68,603,276         77,464,552
                                              ------------       ------------      --------------       ------------

     Gross profit                               14,458,674         17,383,294          25,142,926         29,044,724

Store operating, general
     and administrative expenses                12,418,294         13,425,796          23,689,726         24,911,579

Store development costs                             99,747            137,225             305,517            137,225
                                              ------------       ------------      --------------       ------------

Operating income                                 1,940,633          3,820,273           1,147,683          3,995,920

Other expense, net                                 439,964            498,699             997,943            826,298
                                              ------------       ------------      --------------       ------------

Income before income taxes                       1,500,669          3,321,574             149,740          3,169,622

     Income taxes                                  615,275          1,352,270              61,393          1,289,986
                                              ------------       ------------      --------------       ------------

     Net income                             $      885,394      $   1,969,304   $          88,347      $   1,879,636
                                            ==============      =============   =================      =============

     Earnings per common
      share, basic and diluted              $         0.12      $        0.26   $            0.01      $        0.25
                                            ==============      =============   =================      =============

     Weighted average
     common shares outstanding                   7,633,859          7,633,859           7,633,859          7,633,859
                                            ==============      =============   =================      =============





            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JULY 4, 1998
                                   (Unaudited)

                                                  Common Stock                                            Total
                                       -----------------------------------         Retained            Shareholders'
                                          Shares              Amount               Earnings               Equity
                                       --------------       -------------        --------------       ---------------
Balances, January 3, 1998                  7,633,859          $22,955,462           $17,184,095           $40,139,557



Net income                                                                               88,347                88,347
                                       -------------          -----------           -----------           -----------

Balances, July 4, 1998                     7,633,859          $22,955,462           $17,272,442           $40,227,904
                                       =============          ===========           ===========           ===========


            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the six months ended
                                                                            July 4, 1998               June 28, 1997
                                                                            ------------               -------------
Cash flows from operating activities:
     Net income                                                         $         88,347              $    1,879,636
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                             1,955,051                   1,664,351
     Shares issued under retainer stock plan                                           -                      13,457
     Loss (gain) on sale of property                                               2,752                    (262,668)
     Deferred income taxes                                                       (85,925)                          -
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                (16,422)                    (23,708)
       Refundable federal income taxes                                           365,963                     248,688
       Merchandise inventories                                                   613,543                  (8,170,821)
       Prepaid expenses and other assets                                         193,597                     197,397
       Accounts payable                                                        4,062,248                   6,035,083
       Accrued expenses and other current liabilities                           (104,686)                  1,513,139
          Net cash provided by operating activities                            7,074,468                   3,094,554

Cash flows from investing activities:
     Acquisition of property and equipment                                    (1,304,977)                   (760,740)
     Proceeds from sale of property                                                   -                      850,911
                                                                        ----------------              --------------
          Net cash (used in) provided by investing
          activities                                                         (1,304,977)                      90,171
                                                                        ----------------              --------------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                                               (83,116)                    (69,284)
     Principal payments of note payable, affiliate                              (300,000)                   (300,000)
     Proceeds from revolving credit                                            3,625,000                   6,000,000
     Principal payments of revolving credit                                   (8,225,000)                 (8,500,000)
     Principal payments of long-term debt                                       (446,999)                   (323,137)
                                                                        ----------------              --------------
          Net cash (used in) financing activities                             (5,430,115)                 (3,192,421)
                                                                        ----------------              --------------
Net increase (decrease) in cash and cash
equivalents                                                                      339,376                      (7,696)
Cash and cash equivalents, beginning of period                                   141,401                     161,360
                                                                        ----------------              --------------
Cash and cash equivalents, end of period                                 $       480,777             $       153,664
                                                                         ===============             ===============


            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 4, 1998 and the results of operations for the three and six months ended July 4, 1998 and June 28, 1997 and cash flows for the six months ended July 4, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)
                                   (Unaudited)

                                                        Three Months Ended                     Six Months Ended
                                                  July 4, 1998      June 28, 1997      July 4, 1998       June 28, 1997
                                                  ------------      -------------      ------------       -------------

                                                            (Unaudited)                          (Unaudited)
     Net income applicable to common                  $ 885,394          $1,969,304        $    88,347         $1,879,636
         shares                                 ================  =================  =================  =================


     Weighted average common shares
        outstanding for the period                     7,633,859          7,633,859          7,633,859          7,633,789
     Dilutive effect of exercise of stock
        options
                                                               -                  -                  -                 -
                                                ----------------  -----------------  -----------------  ----------------

     Weighted average common shares,
        assuming issuance of the above
        securities                                     7,633,859          7,633,859          7,633,859          7,633,789
                                                ================  =================  =================  =================

     Earnings per common share:

               Basic                                       $0.12              $0.26              $0.01              $0.25

               Diluted                                     $0.12              $0.26              $0.01              $0.25

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended July 4, 1998
                  Compared to Three Months Ended June 28, 1997


         Net sales for the quarter ended July 4, 1998 decreased by $10,523,000, or 15.7%, to $56,334,000 for the quarter ended July 4, 1998 from $66,857,000 for the comparable quarter in fiscal 1997. Comparable store sales were impacted by additional national warehouse competition in a majority of the Company's markets.

         Gross profit decreased by $2,924,000, or 16.8%, from $17,383,000 in the second quarter of fiscal 1997 to $14,459,000 in the second quarter of fiscal 1998. Gross profit, as a percentage of net sales, was 25.7% in the second quarter of fiscal 1998 compared to 26.0% in the second quarter of fiscal 1997. This decrease in gross profit percentage is due to a decrease in vendor rebates and discounts resulting from decreased inventory purchases in the second quarter of fiscal 1998 compared to the comparable quarter of fiscal 1997. During the second quarter of fiscal 1998, the Company continued to focused on enhancing the balance sheet by reducing inventory levels. As a result, inventory purchases in the second quarter of fiscal 1998 were approximately $8,500,000 lower than purchases during the second quarter fiscal of 1997.

         Store operating, general and administrative expenses decreased $1,008,000, or 7.5%, to $12,418,000 in the quarter ended July 4, 1998 from
$13,426,000 in the quarter ended June 28, 1997. This decrease is due to the Company's ongoing efforts to reduce operating costs. As a percentage of net sales, store operating, general and administrative expenses increased to 22.0% in the second quarter of fiscal 1998 compared to 20.0% in the comparable quarter of fiscal 1998 due to lower sales on which to leverage these expenses.

         Other expense, net, was $440,000 for the quarter ended July 4, 1998 compared to $499,000 for the quarter ended June 28,1997. The net decrease of $59,000 is due to a decrease in interest expense of $108,000 primarily associated with the benefits of reduced debt level as average amounts outstanding under the revolving credit facility were approximately $5,095,000 and $8,941,000 in the second quarter of 1998 and 1997, respectively. The interest expense decrease of $108,000 was offset by the gain of $45,000 on sale of property in the second quarter of fiscal 1997.

                   OPERATIONS - Six Months Ended July 4, 1998
                   Compared to Six Months Ended June 28, 1997


         Net sales decreased $12,763,000, or 12.0% from $106,509,000 for the six month ended June 28, 1997 to $93,746,000 for the six months ended July 4, 1998 due to additional national warehouse competition in a majority of the Company's markets.

         Gross profit decreased by $3,902,000, or 13.4%, to $25,143,000 for the six months ended July 4, 1997 from $29,045,000 for the six months ended June 28, 1997. As a percentage of net sales, gross profit decreased to 26.8% in the first half of fiscal 1998 compared to 27.3% in the first half of fiscal 1997. The Company focused on enhancing the balance sheet by reducing inventory levels This decrease in gross profit percentage is due to a decrease in vendor rebates and discounts resulting from decreased inventory purchases of approximately $18,500,000 in the first half of 1998 compared to the comparable quarter of fiscal 1997.

         Store operating, general and administrative expenses decreased $1,222,000, or 4.9% to $23,690,000 in the first half of fiscal 1998 from $24,912,000 for the first half of fiscal 1997. The decrease is due to the Company's on-going effort to reduce operating expenses. As a percentage of sales, operating expenses were 25.3% for the first half of 1998 compared to 23.4% for the first half of 1997 due to lower sales on which to leverage expenses.

         The Company incurred $306,000 related to store development costs for the six months ended July 4, 1998 compared to $137,000 for the same period of fiscal 1997. During the first half of fiscal 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This process resulted in development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position.

         Other expense, net, increased by $172,000, to $998,000 for the six months ended July 4, 1998 from $826,000 for the comparable period of fiscal 1997. This increase is primarily due to a $263,000 gain on sale of parcels of property in the first half of fiscal 1997 and a decrease in interest expense from the Mortgage Loans and Revolving Credit Agreement of $58,000 and $50,000, respectively in the first half of fiscal 1998. Mortgage interest expense decreased primarily due to the principal reduction on the variable mortgage loan in the third quarter of 1997 from the proceeds on the sale of property. The Revolving Credit Agreement interest expense decreased due to the benefits of reduced debt levels as average amounts outstanding were approximately $7,495,000 and $9,206,000 in the first half of fiscal 1998 and 1997, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES


         During the six months ended July 4, 1998 and June 28, 1997, operating activities provided net cash of approximately $7,074,000 and $3,095,000, respectively. The primary source of cash from operating activities for the six months ended July 4, 1998 was $1,955,000 from deprecation and amortization and $614,000 from reducing inventories, combined with an increase of $4,062,000 in accounts payable. The primary source of cash from operating activities for the six months ended June 28, 1997 was $3,544,000 from net income plus depreciation and amortization and an increase of $6,035,000 in accounts payable. The primary use of cash for same period in 1997 included $8,171,000 to fund seasonal increases in inventories. The Company continued to focus on enhancing its balance sheet during fiscal 1998 which included inventory reductions of approximately $7,205,000 compared to the same period of fiscal 1997.

         Net cash used in investing activities was $1,305,000 for the six months ended July 4, 1998 due to store development capital expenditures associated with the comprehensive renovation of certain store locations. Net cash provided by investing activities was $90,000 for the six months ended June 28, 1997, due primarily to the proceeds of $851,000 from the sales of several parcels of property offset by cash used of $761,000 for the acquisition of property and equipment.

         Net cash used in financing activities increased by $2,238,000 to $5,430,000 for the six months ended July 4, 1998 from $3,192,000 for the comparable period in fiscal 1997. The increase is due to a reduction in the net borrowings under the revolving credit facility as a result of lower inventory purchases.

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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. Lowe's continued to expand with additional locations in 1996 and 1997. In the fourth quarter of 1997, Home Depot began operations in several of the Company's markets. Home Depot continued to expand in the first half of 1998 and has announced further expansion plans in the second half 1998 and first quarter of 1999. Lowe's has announced further expansion plans in 1998. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

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


                                         D.I.Y. HOME WAREHOUSE, INC.
                                                  (Registrant)
DATED:  August 3, 1998
        --------------
                                         By:  Eric I. Glassman
                                              ----------------------------------
                                              Vice President and Chief Financial
                                              Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------

   10             Material Contracts
                  ------------------

   10.1 Fourth Amendment to Revolving Credit Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   10.2 Fourth Amendment to Loan and Co-Lender Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   10.3 Fifth Amendment to Line of Credit Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

   10.4 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc.

   10.5           Amended and Restated Employment Agreement between
                  R. Scott Eynon and D.I.Y. Home Warehouse, Inc.

   10.6 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc.

   10.7 Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc.

   10.8 Transaction Bonus Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc.

   10.9 Transaction Bonus Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc.

   10.10 Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc.

   10.11 Transaction Bonus Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc.

   27             Financial Data Schedule:
                  ------------------------

   27.1           Financial Data Schedule for the quarter ended
                  July 4, 1998