Form 10-Q
period 1998-10-03
DIY HOME WAREHOUSE INC
filed 1998-11-17
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 3, 1998

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
                                  Yes  X     No
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 3, 1998
--------------------------                      ------------------------------
Common Stock, no par value                                7,633,859

                            DIY HOME WAREHOUSE, INC.



                  INDEX                                                PAGE NO.
                  -----                                                --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet - October 3, 1998
         and January 3, 1998............................................    3

         Condensed Statement of Income -
         Three and Nine Months Ended October 3, 1998
         and September 27, 1997.........................................    4

         Condensed Statement of Shareholders'
         Equity - Nine Months Ended
         October 3, 1998................................................    5

         Condensed Statement of Cash Flows -
         Nine Months Ended October 3, 1998
         and September 27, 1997.........................................    6

         Notes to Condensed Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations..................................................... 9-14

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................15-16

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET


                                                                         October 3, 1998          January 3, 1998
                                                                         ---------------          ---------------
              Assets                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $   134,168           $   141,401
  Accounts receivable, trade                                                     116,878               100,389
  Refundable federal income taxes                                                     --               365,963
  Merchandise inventories                                                     37,239,724            40,156,756
  Deferred income taxes                                                          726,172               278,565
  Prepaid expenses and other assets                                              779,704               745,961
                                                                             -----------           -----------
          Total current assets                                                38,996,646            41,789,035
                                                                             -----------           -----------
Property and equipment, at cost                                               53,685,547            52,326,680
  Less accumulated depreciation and amortization                              16,333,694            13,381,396
                                                                             -----------           -----------
          Property and equipment, net                                         37,351,853            38,945,284
Other assets                                                                     412,270               474,888
                                                                             -----------           -----------
          Total assets                                                       $76,760,769           $81,209,207
                                                                             ===========           ===========

               Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                                    $   300,000           $   600,000
  Current maturities of long-term debt                                         1,011,971               946,183
  Accounts payable                                                            13,412,845            10,615,039
  Accrued expenses and other                                                   4,152,787             5,776,915
                                                                             -----------           -----------
          Total current liabilities                                           18,877,603            17,938,137
                                                                             -----------           -----------
Revolving credit                                                               1,375,000             6,375,000
Long-term debt                                                                13,398,342            14,208,586
Deferred income taxes                                                          3,219,405             2,547,927
                                                                             -----------           -----------
         Total liabilities                                                   $55,747,953           $59,007,787
                                                                             -----------           -----------

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
     none issued                                                                      --                    --
  Common stock, no par value, authorized
     10,000,000 shares, 7,633,859 shares
     outstanding as of October 3, 1998
     and January 3, 1998                                                      22,955,462            22,955,462
  Retained earnings                                                           16,934,957            17,184,095
                                                                             -----------           -----------
Total shareholders' equity                                                    39,890,419            40,139,557
                                                                             -----------           -----------
          Total liabilities and shareholders' equity                         $76,760,769           $81,209,207
                                                                             ===========           ===========


            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                                    For the three months ended              For the nine months ended
                                                     October 3,      September 27,         October 3,      September 27,
                                                        1998             1997                1998             1997
                                                   ------------      ------------      -------------      --------------
Net sales                                          $ 42,900,050      $ 56,461,962      $ 136,646,250      $ 162,971,238

Cost of sales                                        31,632,424        41,373,105        100,235,701        118,837,657
                                                   ------------      ------------      -------------      -------------

     Gross profit                                    11,267,626        15,088,857         36,410,549         44,133,581

Store operating, general and
administrative expenses                              11,466,298        12,437,544         35,154,732         37,269,744

Store development costs                                      --           706,671            306,801            923,275
                                                   ------------      ------------      -------------      -------------

Operating income (loss)                                (198,672)        1,944,642            949,016          5,940,562

Other (expense), net                                   (373,342)         (448,526)        (1,371,284)        (1,274,824)
                                                   ------------      ------------      -------------      -------------

Income (loss) before income taxes                      (572,014)        1,496,116           (422,268)         4,665,738

     Income taxes (benefit)                            (234,523)          613,408           (173,130)         1,903,394
                                                   ------------      ------------      -------------      -------------

     Net income (loss)                             $   (337,491)     $    882,708      $    (249,138)     $   2,762,344
                                                   =============     ============      =============      =============

     Earnings (loss) per common
      share, basic and diluted                     $      (0.04)     $       0.12      $       (0.03)     $        0.36
                                                   =============     ============      =============      =============

     Weighted average
     common shares outstanding                        7,633,859         7,633,859          7,633,859          7,633,812
                                                   ============      ============      =============      =============


            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
                                   (Unaudited)



                                     Common Stock                                  Total
                              -------------------------       Retained          Shareholders'
                                Shares         Amount         Earnings            Equity
                              ---------     -----------     ------------      ---------------

Balances, January 3, 1998     7,633,859     $22,955,462     $ 17,184,095      $ 40,139,557




Net loss                                                        (249,138)         (249,138)
                              ---------     -----------     ------------      ------------
Balances, October 3, 1998     7,633,859     $22,955,462     $ 16,934,957      $ 39,890,419
                              =========     ===========     ============      ============













            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                    For the nine months ended
                                                                             October 3, 1998         September 27, 1997
                                                                             ---------------         ------------------
Cash flows from operating activities:
     Net income (loss)                                                           $ (249,138)               $ 2,762,344
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                                2,960,236                  2,508,142
     Shares issued under Retainer Stock Plan                                              -                     13,457
     Loss (gain) on sale of property                                                  2,752                   (262,668)
     Deferred income taxes                                                          223,871                    275,940
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                   (16,489)                   (65,971)
       Refundable federal income taxes                                              365,963                    248,688
       Merchandise inventories                                                    2,917,032                 (7,606,483)
       Prepaid expenses and other assets                                             28,875                    276,390
       Accounts payable                                                           2,797,806                  4,044,746
       Accrued expenses and other current liabilities                            (1,624,128)                   345,945
                                                                                 ----------                -----------
          Net cash provided by operating activities                               7,406,780                  2,540,530
                                                                                 ----------                -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                       (1,369,557)                (1,560,320)
     Proceeds from sale of property                                                       -                    850,911
                                                                                 ----------                -----------
          Net cash (used in) investing activities                                (1,369,557)                  (709,409)
                                                                                 ----------                -----------

Cash flows from financing activities:
     Principal payments under capital lease
       obligations                                                                 (123,380)                  (107,012)
     Principal payments of note payable, affiliate                                 (300,000)                  (300,000)
     Proceeds from revolving credit                                               3,625,000                  9,000,000
     Principal payments of revolving credit                                      (8,625,000)                (8,500,000)
     Principal payments of long-term debt                                          (621,076)                (1,355,515)
                                                                                 ----------                -----------
          Net cash (used in) financing activities                                (6,044,456)                (1,262,527)
                                                                                 ----------                -----------
Net increase (decrease) in cash and cash
equivalents                                                                          (7,233)                   568,594
Cash and cash equivalents, beginning of period                                      141,401                    161,360
                                                                                 ----------                -----------
Cash and cash equivalents, end of period                                         $  134,168                $   729,954
                                                                                 ==========                ===========


            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 3, 1998, the results of operations for the three and nine months ended October 3, 1998 and September 27, 1997 and cash flows for the nine months ended October 3, 1998 and September 27, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.


                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)
                                   (UNAUDITED)


                                                  Three Months Ended                       Nine Months Ended
                                        October 3, 1998   September 27, 1997     October 3, 1998   September 27, 1997
                                        ---------------   ------------------     ---------------   ------------------
                                                     (Unaudited)                              (Unaudited)

Net income (loss) applicable to          $  (337,491)           $  882,708        $  (249,138)           $2,762,344
                                         ===========            ==========        ===========            ==========
   common shares

Weighted average common shares
   outstanding for the period              7,633,859             7,633,859          7,633,859             7,633,812
Dilutive effect of exercise of stock
   options
                                                  --                    --                 --                    --
                                         -----------            ----------        -----------            ----------

Weighted average common shares,
   assuming issuance of the above
   securities                              7,633,859             7,633,859          7,633,859             7,633,812
                                         ===========            ==========        ===========            ==========

Earnings (loss) per common share:

          Basic                               $(0.04)                $0.12             $(0.03)                $0.36

          Diluted                             $(0.04)                $0.12             $(0.03)                $0.36


         3.       Subsequent Event:

         On October 27, 1998, the Company terminated its existing Revolving Credit Agreement with its two banks and entered into a new Credit and Security Agreement (Credit Agreement) with a bank. The new Credit Agreement provides for borrowings up to $20,000,000 pursuant to a formula based upon the Company's inventories with interest at the Company's option of either LIBOR or the prime rate for specified maturities adjusted by varying points in accordance with the Security Agreement. The new Credit Agreement extends through October 27, 2001. A commitment fee of .375 percent per annum is charged on the unused credit facility. Borrowings under the new Credit Agreement are collateralized substantially by all of the Company's assets, except its Real Estate which secures the existing Mortgage Loans.

         Concurrent with signing the new Credit Facility, the Company negotiated amendments to its existing Mortgage Loans which allowed the Company to convert its variable and half of its fixed Mortgage Loans aggregating $8,471,032 to borrowings under the new Credit Agreement. The adjusted Mortgage Loans outstanding aggregate $5,437,956 at October 27, 1998.

         The terms of the new Credit Agreement and Amended Mortgage Loans require the Company to meet certain financial covenants, and limit the level of additional indebtedness.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 OPERATIONS - Three Months Ended October 3, 1998
                Compared to Three Months Ended September 27, 1997


         Net sales for the quarter ended October 3, 1998 decreased by $13,562,000, or 24.0%, to $42,900,000 for the quarter ended October 3, 1998 from
$56,462,000 for the comparable quarter in fiscal 1997. Comparable store sales were impacted by additional national warehouse competition in a majority of the Company's markets.

         Gross profit decreased by $3,821,000, or 25.3%, from $15,089,000 in the third quarter of fiscal 1997 to $11,268,000 in the third quarter of fiscal 1998. Gross profit, as a percentage of net sales, was 26.3% in the third quarter of fiscal 1998 compared to 26.7% in the third quarter of fiscal 1997. This decrease in gross profit percentage is due to a decrease in vendor rebates and discounts resulting from decreased inventory purchases in the third quarter of fiscal 1998 compared to the comparable quarter of fiscal 1997. During the third quarter of fiscal 1998, the Company continued to focused on enhancing the balance sheet by reducing inventory levels. As a result, inventory purchases in the third quarter of fiscal 1998 were approximately $11,000,000 lower than purchases during the third quarter fiscal of 1997.

         Store operating, general and administrative expenses decreased $972,000, or 7.8%, to $11,466,000 in the quarter ended October 3, 1998 from $12,438,000 in the quarter ended September 27, 1997. This decrease is due to the Company's ongoing efforts to reduce operating costs. As a percentage of net sales, store operating, general and administrative expenses increased to 26.7% in the third quarter of fiscal 1998 compared to 22.0% in the comparable quarter of fiscal 1998 due to lower sales on which to leverage these expenses.

         Other expense, net, was $373,000 for the quarter ended October 3, 1998 compared to $449,000 for the quarter ended September 27,1997. The net decrease of $76,000 is primarily due to a decrease in interest expense associated with the benefits of reduced debt levels as average amounts outstanding under the revolving credit facility were approximately $1,739,000 and $4,832,000 in the third quarter of 1998 and 1997, respectively.

                 OPERATIONS - Nine Months Ended October 3, 1998
                Compared to Nine Months Ended September 27, 1997


         Net sales decreased $26,325,000, or 16.1% from $162,971,000 for the nine months ended September 27, 1997 to $136,646,000 for the nine months ended October 3, 1998 due to additional national warehouse competition in a majority of the Company's markets.

         Gross profit decreased by $7,723,000, or 17.5%, to $36,411,000 for the nine months ended October 3, 1997 from $44,134,000 for the nine months ended September 27, 1997. As a percentage of net sales, gross profit decreased to 26.6% in the first nine months of fiscal 1998 compared to 27.1% in the first nine months of fiscal 1997. This decrease in gross profit percentage is due to a decrease in vendor rebates and discounts resulting from decreased inventory purchases of approximately $29,500,000 in the first nine months of fiscal 1998 compared to the comparable period of fiscal 1997.

         Store operating, general and administrative expenses decreased $2,115,000, or 5.7% to $35,155,000 in the first nine months of fiscal 1998 from $37,270,000 for the first nine months of fiscal 1997. The decrease is due to the Company's on-going effort to reduce operating expenses. As a percentage of sales, operating expenses were 25.7% for the first nine months of 1998 compared to 22.9% for the first nine months of 1997 due to lower sales on which to leverage expenses.

         The Company incurred $307,000 related to store development costs for the nine months ended October 3, 1998 compared to $923,000 for the same period of fiscal 1997. In 1997 management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This process resulted in development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position. These initiatives were completed during the second quarter of fiscal 1998.

         Other expense, net, increased by $96,000, to $1,371,000 for the nine months ended October 3, 1998 from $1,275,000 for the comparable period of fiscal 1997. The net increase is primarily due to a $263,000 gain on sale of parcels of property in the first half of fiscal 1997 and a decrease in interest expense from the Mortgage Loans and Revolving Credit Agreement of $74,000 and $112,000, respectively in the first nine months of fiscal 1998. Mortgage interest expense decreased primarily due to the principal reduction on the variable mortgage loan in the third quarter of 1997 from the proceeds on the sale of property. The Revolving Credit Agreement interest expense decreased due to the benefits of reduced debt levels as average amounts outstanding were approximately $5,639,000 and $7,748,000 in the first nine months of fiscal 1998 and 1997, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES


         During the nine months ended October 3, 1998 and September 27, 1997, operating activities provided net cash of approximately $7,407,000 and $2,540,000, respectively. The primary source of cash from operating activities for the nine months ended October 3, 1998 was $2,960,000 from deprecation and amortization and $2,917,000 from reducing inventories, combined with an increase of $2,798,000 in accounts payable. The primary source of cash from operating activities for the nine months ended September 27, 1997 was $5,270,000 from net income plus depreciation and amortization. The primary use of cash for the same period in 1997 was $7,606,000 due to increases in inventories offset by an increase of $4,045,000 in accounts payable. The Company continued to focus on enhancing its balance sheet during fiscal 1998 which included inventory reductions of approximately $8,829,000 compared to the same period of fiscal 1997.

         Net cash used in investing activities was $1,370,000 for the nine months ended October 3, 1998 due to store development capital expenditures associated with the comprehensive renovation of certain store locations. Net cash used in investing activities was $709,000 for the nine months ended September 27, 1997, due primarily from the net proceeds of $851,000 from the sales of several parcels of property offset by cash used of $1,560,000 for the remodeling initiatives and the acquisition of property and equipment.

         Net cash used in financing activities increased by $4,781,000 to $6,044,000 for the nine months ended October 3, 1998 from $1,263,000 for the comparable period in fiscal 1997. The increase is due to a reduction in the net borrowings under the revolving credit facility as a result of lower inventory purchases.

         On October 27, 1998, the Company terminated its existing Revolving Credit Agreement with its two banks and entered into a new Credit and Security Agreement (Credit Agreement) with a bank. The new Credit Agreement provides for borrowings up to $20,000,000 pursuant to a formula based upon the Company's inventories with interest at the Company's option of either LIBOR or the prime rate for specified maturities adjusted by varying points in accordance with the Security Agreement. The new Credit Agreement extends through October 27, 2001. A commitment fee of .375 percent per annum is charged on the unused credit facility. Borrowings under the new Credit Agreement are collateralized substantially by all of the Company's assets, except its Real Estate which secures the existing Mortgage Loans.

         Concurrent with signing the new Credit Facility, the Company negotiated amendments to its existing Mortgage Loans which allowed the Company to convert its variable and half of its fixed Mortgage Loans aggregating $8,471,032 to borrowings under the new Credit Agreement. The adjusted Mortgage Loans outstanding aggregate $5,437,956 at October 27, 1998.

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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. Lowe's continued to expand with additional locations in 1996 and 1997. In the fourth quarter of 1997 and first nine months of fiscal 1998, Home Depot began operations in several of the Company's markets. Home Depot has further expansion plans in the fourth quarter of fiscal 1998 and fiscal year 1999. Lowe's has announced further expansion plans in 1998 and 1999. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

Year 2000 Issue

         Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

         Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

         Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing those systems that have been identified as affected, and expects to complete this process by the second quarter of fiscal 1999.

         Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

         Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

         Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

         PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

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


                                             D.I.Y. HOME WAREHOUSE, INC.
                                                    (Registrant)


DATED: November 9, 1998
       ----------------                      By: Eric I. Glassman
                                                 ------------------------
                                                 Vice President and Chief
                                                 Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
------    ----------------------
10        Material Contracts:

10.1 Credit and Security Agreement dated October 27, 1998 among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank

10.2 Second Amendment to Security Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank

10.3 Second Amendment to Subordination Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank

10.4 Fifth Amendment to Loan and Co-Lender Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

10.5 Sixth Amendment to Line of Credit Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank

10.6 Partial Release of Mortgage to Open-End Mortgage Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County by Old Kent Bank dated October 28, 1998

10.7 Amendment No. 1 to Open-End Mortgage, Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank dated October 28, 1998

10.8 First Amendment to Mortgage Note between D.I.Y. Home Warehouse, Inc. and National City Bank dated October 28, 1998

10.9 Second Amendment to Agreement Lease (Boardman facility) between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998

27        Financial Data Schedule:

27.1      Financial Data Schedule for the quarter ended October 3, 1998