Form 10-K405
period 1999-01-02
DIY HOME WAREHOUSE INC
filed 1999-03-30
CIK 899595

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ________ TO

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

         As of February 26, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $1,613,205 determined in accordance with the highest price at which the stock was sold on such date as reported by the OTC Bulletin Board.

         As of February 26, 1999, there were 7,276,059 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on Wednesday, April 28, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K to the extent noted herein. In addition, pages 2 through 12 of DIY Home Warehouse, Inc.'s 1998 Annual Report to Shareholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a)(1) of Part IV of this report.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         D.I.Y. Home Warehouse, Inc. ("DIY" or the "Company") operates fourteen retail warehouse-format home improvement centers that sell products primarily to do-it-yourself home repair and remodeling customers. The Company's "DIY Home Warehouse" stores are located in Northeast Ohio and range in size from 66,000 to 109,000 square feet of enclosed selling space with an additional 12,000 to 20,000 square feet of outside selling space. Six of these retail centers are located in the Cleveland metropolitan area, two are in the Youngstown metropolitan area, four stores are in the Akron area, and one store each is located in Mansfield and Ashtabula. DIY also offers a high level of customer service, making shopping at its stores easy and convenient and, through its displays and trained staff, enabling do-it-yourself shoppers to conceptualize, design and complete their own home repair, maintenance and improvement projects. The Company also offers kitchen, bath and other product installation for its customers.

MERCHANDISING

         DIY offers a wide selection of home improvement products at everyday low prices. Each store carries approximately 32,000 SKUs, including variations in color and size. Brand name products are carried throughout each store. In addition, the Company carries several private label products, including paints and doors.

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

                                                                   FISCAL YEAR ENDED
                                    --------------------------------------------------------------------------------
PRODUCT AREA                            JANUARY 2, 1999            JANUARY 3, 1998           DECEMBER 28, 1996
------------                            ---------------            ---------------           -----------------
A.  Kitchen, Plumbing and Bath                 20.2%                     21.2%                      21.5%
B.  Paint, Home Decorating and
     Floorcoverings                            17.0                      17.0                       16.3
C.  Lawn and Garden                            18.0                      15.0                       14.6
D.  Lumber, Building Materials and
     Doors and Windows                         28.0                      29.2                       29.6
E.  Electrical, Lighting and Fans               9.0                       9.6                       10.3
F.  Hardware and Tools                          7.8                       8.0                        7.7
                                              -----                     -----                      -----
                                              100.0%                    100.0%                     100.0%
                                              =====                     =====                      =====

         Kitchen, Plumbing and Bath. The Company carries a wide selection of kitchen cabinets, sinks, toilets, bathtubs, faucets, showerheads, bathroom vanities and cabinets, tub and shower surrounds and enclosures, and other items used for kitchen and bathroom remodeling projects. DIY offers four complete lines of kitchen cabinets for custom order and two lines which are stocked for customer carryout. All products are offered over a broad range of price and quality levels. Each store has vignette displays, showing depictions of completed projects. Salespeople are available to assist customers in planning and designing remodeling projects as well as assisting in product selection. Salespeople use computers in planning projects, which provide a three dimensional graphic depiction of the finished project, and generate a materials list and cost estimate.

         Paint, Home Decorating and Floorcoverings. The Company offers a wide assortment of interior and exterior paints, stains, varnishes and other surface applications, as well as sundry related supplies such as paint brushes, sand paper, paint thinner, glues and other similar items. Blinds and window treatments, closet and storage materials, wall coverings, floorcoverings (rugs, tiles and similar items), and other home decorating items are also featured in this product area. In addition to budget priced DIY "house label" products, DIY offers products from manufacturers such as Dutch Boy, Enterprise, Behr, Levolor and Cuprinol. Salespeople are available to computer custom match and mix paint colors, and otherwise assist customers in planning and selecting products for their home decorating projects.

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

         Lumber, Building Materials and Doors and Windows. The Company carries a broad selection of exterior and interior doors, storm windows and doors, steel entry doors, pre-hung doors, window units, skylights, security doors and bars, moldings, glass blocks and similar items. These items are displayed "as installed". Such "as installed" presentations offer the customer the opportunity to physically operate the door or window and to explore its features and benefits. The Company's stores feature, on average, approximately 160 "as installed" presentations. This product area also offers treated and dimensional lumber, plywood, pine boards, particle board and other wood product items. Salespeople will also custom cut most stock pieces.

         Electrical, Lighting and Fans and Hardware and Tools. The Company offers a selection of heaters and fans, lights, lighting fixtures, switch plates, light bulbs, outlets, switches, electrical wire and conduit, fuses and circuit breakers, related electrical products, hand and power tools and accessories, fasteners, chains, and other related tools and items. The Company features a large attractive lighting display area with working samples. The Company's Hardware and Tools product area provides all necessary equipment to complete a do-it-yourself customer project.

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

         The Company offers DIY credit card programs to three purchaser classes: consumer, professional and non-profit institutional, with modified terms and benefits for each card and class. These programs are all owned and operated by a third party. Customers can also pay by cash, check, Visa, MasterCard and Discover. DIY home centers are open seven days a week, from 7:30 a.m. to 9:00 p.m. on weekdays and Saturdays and from 9:00 a.m. to 6:00 p.m. on Sundays.

PURCHASING AND DISTRIBUTION

         The Company purchases over 85% of its merchandise directly from manufacturers. The balance, which are generally high turnover but long lead time items, are purchased through and stocked by distributors. Product re-orders are initiated at the store department level, after review of available stock and applying local knowledge as to sales patterns for particular items. Merchandise selection is centrally handled by buyers at the headquarters level to attain the most attractive volume discounts and programs available. DIY has a staff of four merchandisers, one of whom serves as the Company's Vice President-General Merchandising Manager. Each merchandiser has responsibility for specified product categories.

         During fiscal 1998, the Company's top 10 vendors accounted for approximately 25% of its purchases, with no single supplier accounting for more than 7% of Company purchases. The number of active vendors is approximately 600. The Company is not dependent on any one vendor for any significant product. The Company does not license or contract the operating of departments within its stores to outside providers.

         The majority of the merchandise purchased by the Company is shipped by the vendors directly to its stores. The Company thereby largely avoids the costs associated with maintaining a distribution center or warehouse, and does not incur costs of moving inventory from storage sites to the stores. However, a warehouse is used for situations involving import and/or seasonal product categories, for cross docking and/or temporary storage where a cost-benefit advantage exists. All merchandise is displayed on the sales floor in the lower levels of warehouse type racks, with stock stored in the upper racks. In this way, on-site storeroom space requirements are minimized, and utilization of available store space for sales is maximized.

         The Company stocks inventory at levels appropriate to support its warehouse home center format and its wide product selection consisting of approximately 32,000 SKUs. The Company generally experiences its highest working capital requirements with respect to inventory during March and April when inventory quantities are increased in anticipation of higher spring and summer sales.

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

COMPETITION

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. However, Builders Square announced in the first quarter of 1999 that it will exit the marketplace in Northeastern Ohio. Lowe's continued to expand with additional locations in 1996, 1997 and 1998. Beginning in the fourth quarter of 1997 and in 1998, Home Depot began operations in several of the Company's markets. Home Depot and Lowe's have announced further expansion plans in 1999. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

EMPLOYEES

         Each DIY home center employs approximately 50 to 100 employees, supervised by a store manager, three assistant managers and 8 to 10 department heads. As of January 2, 1999, the Company employed approximately 1,009 persons, approximately 723 of whom were full-time employees. DIY is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be excellent.

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

                                                                  Leased                    Area in Square Feet
                                                                  ------                    -------------------
Store Location                      Opening Date                 or Owned               Interior Selling   Garden  Greenhouse
--------------                      ------------                 --------               ----------------   ------  ----------
Cleveland, Ohio..............       March 1985.............      Leased............           109,000      12,000      --
North Randall, Ohio..........       October 1985...........      Leased............            83,000      17,000      --
Eastlake, Ohio...............       August 1990............      Leased............            66,000      17,000      --
Elyria, Ohio.................       February 1992..........      Leased............            72,000      16,200      --
Brook Park, Ohio.............       March 1993.............      Leased............            93,000      18,000      --
Boardman, Ohio...............       September 1993.........      Leased............            81,900      18,000      --
Warren, Ohio.................       January 1994...........      Owned,Land Lease..            79,000      18,000      --
Mansfield, Ohio..............       March 1994.............      Owned.............            80,000      18,000      --
Akron, Ohio (Northeast)......       September 1994.........      Owned.............            89,800      18,000      --
Medina, Ohio.................       March 1995.............      Owned.............            83,200      20,000     3,200
Mentor, Ohio.................       April 1995.............      Leased............            86,100      15,000      --
Akron, Ohio (Northwest)......       May 1995...............      Leased............            96,800      16,500      --
Akron, Ohio (Southeast)......       June 1995..............      Owned.............            85,400      15,000     3,200
Ashtabula, Ohio..............       November 1995..........      Owned, Land Lease.            84,200      15,750     3,200

Held for Resale
---------------
North Canton, Ohio...........       May 1994...............      Owned.............            86,000      18,000      --

         The Company's headquarters consist of approximately 12,100 square feet of leased space in Valley View, Ohio, near Cleveland. The Company also leases 57,500 square feet of warehouse space near the Company's headquarters.

         The Company leases or subleases eight of its retail properties. In addition, two of the Company's retail stores are subject to land leases. The various lease terms expire between 1 and 10 years, and certain store leases have renewal options ranging from 10 to 45 years. The leases generally provide for additional rental payments based upon a percentage of gross or net store sales above various levels. The Company subleases portions of premises not being used by the Company to various third parties.

         The Company closed one of its owned stores in the fourth quarter of 1998. The Company is actively marketing this location and estimates the net proceeds of the sale will approximate the property's net book value.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         From 1985 to May 18, 1993, the Company's stock was privately held. From May 25, 1993, to December 2, 1998, the Company's Common Stock was traded on the National Market of Nasdaq. From December 3, 1998 to present the Company Stock has been traded on the OTC Bulletin Board under its symbol "DIYH."

         As of February 26, 1999, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.69 and there were approximately 211 holders of record of Common Stock. Based on information provided to the Company by certain holders of record, the Company estimates there are in excess of 1,500 beneficial shareholders. The Company has not paid any cash dividends on its Common Stock in the past three fiscal years. Management intends to follow a policy of retaining earnings in the foreseeable future in order to finance the development and operations of its business. The declaration and payment of dividends will be within the discretion of the Company's Board of Directors and would depend, among other factors, on the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions with respect to payment of dividends.

         The following table sets forth a quarterly summary, for the years ended January 2, 1999, and December 28, 1996 of the high and low closing sales prices as reported by Nasdaq NNM or, after December 2, 1998, the OTC Bulletin Board.

                                 1998             1997            1996
                            -------------------------------------------------
FISCAL QUARTER                HIGH    LOW      HIGH    LOW     HIGH    LOW
--------------                ----    ---      ----    ---     ----    ---
      1st                    $3.25   $2.69    $4.63   $3.50   $5.00   $3.38
      2nd                     3.13    2.00     4.63    3.25    6.00    4.13
      3rd                     2.06    1.06     4.06    2.38    5.75    4.25
      4th                     1.25    0.25     4.56    2.50    5.63    4.00

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the fiscal years 1994-1998 under the heading "Selected Financial Data and Operating Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999, on page 12 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999, on pages 2-4 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information under the headings "Statement of Income, Statement of Shareholders' Equity, Balance Sheet, Statement of Cash Flows, Notes to Financial Statements and Report of Independent Accountants" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999, on pages 5-11 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEMS 10, 11, 12, 13.

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on April 28, 1999, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

                  (1)      Financial Statements:

                           The following financial statements of D.I.Y. Home Warehouse, Inc. are filed herewith by incorporation by reference from pages 5 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 1999, as provided in
                           Item 8 hereof:

                           Statement of Income for the Years Ended January 2, 1999, January 3, 1998 and December 28, 1996;

                           Statement of Shareholders' Equity for the Years Ended January 2, 1999, January 3, 1998 and December 28, 1996;

                           Balance Sheet as of January 2, 1999 and January 3, 1998;

                           Statement of Cash Flows for the Years Ended January 2, 1999, January 3, 1998 and December 28, 1996.

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

(b)      Reports on Form 8-K

         The Company filed one report on Form 8-K regarding events that occurred during the months included in the fourth quarter of the Company's 1998 fiscal year.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 22, 1999                       D.I.Y. HOME WAREHOUSE, INC.

                                            By:  /s/ FRED A. ERB
                                                -------------------------------
                                            Fred A. Erb,
                                            Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ FRED A. ERB                                     /s/ GREGORY K. JONES
--------------------------                           ---------------------------
Fred A. Erb                                          Gregory K. Jones
Chairman of the Board of Directors                   Director
Dated:  March 22, 1999                               Dated:  March 22, 1999


  /s/ CLIFFORD L. REYNOLDS                             /s/ JOHN A. SHIELDS
--------------------------                           ---------------------------
Clifford L. Reynolds                                 John A. Shields
Director and President                               Director
(principal executive officer)                        Dated:  March 22, 1999
Dated:  March 22, 1999


  /s/ R. SCOTT EYNON                                   /s/ MARK A. TIMMERMAN
--------------------------                           ---------------------------
R. Scott Eynon                                       Mark A. Timmerman
Vice President-Operations and Director               Director
Dated:  March 22, 1999                               Dated:  March 22, 1999


  /s/ JOHN M. ERB                                    /s/ ERIC I. GLASSMAN
--------------------------                           ---------------------------
John M. Erb                                          Eric I. Glassman
Secretary and Director                               Vice President-Chief Financial Officer
Dated:  March 22, 1999                               Dated:  March 22, 1999


                                                      /s/ DENNIS C. HOFF
                                                     ---------------------------
                                                     Dennis C. Hoff
                                                     Vice President-General Merchandising
                                                     Manager
                                                     Dated:  March 22, 1999

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

Exhibit
Number            Description of Exhibit
------            ----------------------


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

10.22 $1,250,000 Promissory Note from D.I.Y. Home Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991 (A)

10.23 Security Agreement between D.I.Y. Home Warehouse and Erb Lumber Co., dated November 14, 1985 (A)

10.24 Agreement of Lease (Boardman Facility) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of October 1, 1993 (B)

10.25 Second Amendment to Agreement Lease (Boardman facility) between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998 (L)

10.26 Lease between Elmhurst Properties, Inc. and D.I.Y. Home Warehouse, Inc., dated May 26, 1993 (B)

10.27 Real Estate Purchase Agreement (Mansfield) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of March 1, 1994 (B)

10.28 Assignment and Assumption of Lease and Sublease between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994 (C)

10.29 Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home Warehouse, Inc. dated January 12, 1995 (C)

Exhibit
Number            Description of Exhibit
------            ----------------------


10.30 Revolving Credit Agreement and Security Agreement dated December 7, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company (C)

10.31 Loan and Co-lender Agreement and Open-End Mortgage, Assignment of Rents and Security Agreement dated December 23, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company (C)

10.32 First Amendment to Loan and Co-Lender Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.33 Second Amendment to Loan and Co-Lender Agreement dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (I)

10.34 Third Amendment to Loan and Co-Lender Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (J)

10.35 Fourth Amendment to Loan and Co-Lender Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (K)

10.36 Fifth Amendment to Loan and Co-Lender Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (L)

10.37 Line of Credit Agreement for Real Estate Loans, Open-end Mortgage, Assignment of Rents and Security Agreement, and Mortgage Notes between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus and Old Kent Bank dated April 28, 1995 (D)

10.38 First Amendment to Line of Credit Agreement; Open-end Mortgage, Assignment of Rents and Security Agreement (Leasehold) for Trumbull County; Open-end Mortgage, Assignment of Rents and Security Agreement for Summit County; Mortgage Note to National City Bank, Columbus dated September 15, 1995; Mortgage Note to Old Kent Bank dated September 15, 1995 (F)

10.39 Second Amendment to Line of Credit Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.40 Third Amendment to Line of Credit Agreement Dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (I)

10.41 Fourth Amendment to Line of Credit Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (J)

10.42 Fifth Amendment to Line of Credit Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (K)

10.43 Sixth Amendment to Line of Credit Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank (L)

10.44 Partial Release of Mortgage to Open-End Mortgage Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County by Old Kent Bank dated October 28, 1998 (L)

Exhibit
Number            Description of Exhibit
------            ----------------------


10.45 Amendment No. 1 to Open-End Mortgage, Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank dated October 28, 1998 (L)

10.46 First Amendment to Mortgage Note between D.I.Y. Home Warehouse, Inc. and National City Bank dated October 28, 1998
                  (L)

10.47 First Amendment to Security Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank (G)

10.48 Second Amendment to Security Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank (L)

10.49 First Amendment to Subordination Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, and Edgemere Enterprises, Inc.
                  (G)

10.50 Second Amendment to Subordination Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank (L)

10.51 Modification to Revolving Credit Agreement, Line of Credit Agreement, and Loan and Co-lender Agreement between D.I.Y. Home Warehouse, Inc., National City Bank, Columbus, and Old Kent Bank dated February 20, 1996 (G)

10.52             1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May
                  25, 1994# (C)

10.53             1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May
                  24, 1995# (G)

10.54 D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for Non-Employee Directors (G)

10.55             Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc.# (E)

10.56 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc.# (E)

10.57             Amended and Restated Employment Agreement between Dennis C.
                  Hoff and D.I.Y. Home Warehouse, Inc.# (E)

10.58             Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc. (K)

10.59 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. (K)

10.60             Amended and Restated Employment Agreement between Dennis C.
                  Hoff and D.I.Y. Home Warehouse, Inc. (K)

10.61 Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. (K)

Exhibit
Number            Description of Exhibit
------            ----------------------


10.62 Transaction Bonus Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. (K)

10.63             Transaction Bonus Agreement between R. Scott Eynon and D.I.Y.
                  Home Warehouse, Inc. (K)

10.64             Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y.
                  Home Warehouse, Inc. (K)

10.65 Transaction Bonus Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. (K)

10.66 General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996 (H)

10.67             Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc. dated November 21, 1996# (I)

10.68 Credit and Security Agreement dated October 27, 1998 among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank (L)

10.69 Amendment No. 3 to Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc.

10.70 Amendment No. 2 to Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc.

10.71 Amendment No. 1 to Amended and Restated Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc.


13                Annual Report:
                  --------------

13.1              Annual Report to Shareholders of D.I.Y. Home Warehouse, Inc.
                  for the fiscal year ended January 2, 1999, certain portions of which are incorporated by reference herein.


23                Consents:
                  ---------

23.1              Consent of Independent Accountants

27                Financial Data Schedule
                  -----------------------

27.1              Financial Data Schedule for the year ended January 2, 1999

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

(K) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

(L) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.