Form 10-Q
period 1999-04-03
DIY HOME WAREHOUSE INC
filed 1999-05-14
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 1999

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

                               Yes X   No
                                  ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 3, 1999
--------------------------                   ----------------------------
Common Stock, no par value                            7,276,059

                            DIY HOME WAREHOUSE, INC.

                  INDEX                                                                             PAGE NO.
                  -----                                                                             --------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  April 3, 1999 and January 2, 1999..............................................       3

                  Condensed Statement of Income -
                  Three Months Ended April 3, 1999 and April 4, 1998.............................       4

                  Condensed Statement of Shareholders'
                  Equity - Three Months Ended April 3, 1999......................................       5

                  Condensed Statement of Cash Flows -
                  Three Months Ended April 3, 1999 and April 4, 1998.............................       6

                  Notes to Condensed Financial Statements........................................       7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................  8 - 11

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................... 12 - 13

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                         April 3, 1999      January 2, 1999
                                                         -------------      ---------------
           Assets                                        (Unaudited)
Current assets:
  Cash and cash equivalents                              $    514,731         $    128,149
  Refundable federal income taxes                             706,545              706,545
  Merchandise inventories                                  39,041,030           31,261,721
  Deferred income taxes                                     1,542,590            1,542,590
  Prepaid expenses and other assets                           859,974              780,086
                                                         ------------         ------------
       Total current assets                                42,664,870           34,419,091
                                                         ------------         ------------
Property and equipment, at cost                            53,903,946           53,750,759
  Less accumulated depreciation and amortization           18,762,752           17,878,455
                                                         ------------         ------------
       Property and equipment, net                         35,141,194           35,872,304
Other assets                                                  359,637              385,910
                                                         ------------         ------------
       Total assets                                      $ 78,165,701         $ 70,677,305
                                                         ============         ============
           Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                $    300,000         $    300,000
  Current maturities of long-term debt                      1,319,350            1,288,330
  Accounts payable                                         13,119,357            8,462,635
  Accrued expenses and other                                4,129,541            5,527,386
                                                         ------------         ------------
       Total current liabilities                           18,868,248           15,578,351
                                                         ------------         ------------
Revolving credit                                           15,501,562           10,134,153
Long-term debt                                              4,002,962            4,438,867
Deferred income taxes                                       2,887,269            2,887,269
                                                         ------------         ------------
       Total liabilities                                   41,260,041           33,038,640

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                               --                   --
  Common stock, no par value, authorized
       10,000,000 shares, 7,276,059 shares
       outstanding as of April 3, 1999 and
       January 2, 1999                                     22,955,462           22,955,462
  Retained earnings                                        14,151,639           14,884,644
                                                         ------------         ------------
                                                           37,107,101           37,840,106
       Less common stock in treasury, at cost:
       357,800 shares                                        (201,441)            (201,441)
                                                         ------------         ------------
       Total shareholders' equity                          36,905,660           37,638,665
                                                         ------------         ------------
       Total liabilities and shareholders' equity        $ 78,165,701         $ 70,677,305
                                                         ============         ============

           See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                     For the three months ended
                                                  April 3, 1999        April 4, 1998
                                                  -------------        -------------
Net sales                                          $ 29,162,507         $ 37,412,172

Cost of sales                                        20,752,216           26,727,920
                                                   ------------         ------------
     Gross profit                                     8,410,291           10,684,252

Store operating, general and administrative
     expenses                                         9,060,924           11,271,427

Store closing and development costs                     259,656              205,773
                                                   ------------         ------------

Operating loss                                         (910,289)            (792,948)

Other expense, net                                     (332,080)            (557,979)
                                                   ------------         ------------

Loss before income taxes                             (1,242,369)          (1,350,927)

     Income tax benefit                                (509,364)            (553,882)
                                                   ------------         ------------
     Net loss                                      $   (733,005)        $   (797,045)
                                                   ============         ============
     Earnings (loss) per common share,
       basic and diluted                           $      (0.10)        $      (0.10)
                                                   ============         ============

     Weighted average common shares
       outstanding                                    7,276,059            7,633,859
                                                   ============         ============












           See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                   (Unaudited)

                                             Common Stock                Retained         Treasury         Shareholders'
                                       Shares           Amount           Earnings           Stock               Equity
                                       ------           ------           --------           -----               ------
Balances, January 2, 1999             7,276,059       $22,955,462       $14,884,644       $(201,441)        $37,638,665

Net loss                                                                   (733,005)                           (733,005)
                                      ---------       -----------       -----------       ---------         -----------
Balances, April 3, 1999               7,276,059       $22,955,462       $14,151,639       $(201,441)        $36,905,660
                                      =========       ===========       ===========       ==========        ===========






           See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  For the three months ended
                                                               April 3, 1999       April 4, 1998
                                                               -------------       -------------
Cash flows from operating activities:
     Net loss                                                   $  (733,005)        $  (797,045)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                            884,297             953,741
           Loss (gain) on sale of property and equipment               --                 2,752
     Changes in operating assets and liabilities:
        Refundable federal income taxes                                --               365,963
        Merchandise inventories                                  (7,779,309)         (3,882,301)
        Prepaid expenses and other assets                           (53,615)             48,232
        Accounts payable                                          4,656,722           2,499,951
        Accrued expenses and other current liabilities           (1,397,845)         (1,223,386)
                                                                -----------         -----------
           Net cash (used in) operating activities               (4,422,755)         (2,032,093)
                                                                -----------         -----------
Cash flows from investing activities:
     Acquisition of property and equipment                         (153,187)         (1,006,475)
                                                                -----------         -----------
           Net cash (used in) provided by investing
               activities                                          (153,187)         (1,006,475)
                                                                -----------         -----------
Cash flows from financing activities:
     Principal payments under capital lease
        obligations                                                 (45,421)            (43,699)
     Proceeds from revolving credit                               5,367,409           3,625,000
     Principal payments of long-term debt                          (359,464)           (191,410)
                                                                -----------         -----------
           Net cash provided by financing activities              4,962,524           3,389,891
                                                                -----------         -----------
Net increase in cash and cash equivalents                           386,712             351,323
Cash and cash equivalents, beginning of period                      128,149             141,401
                                                                -----------         -----------
Cash and cash equivalents, end of period                        $   514,731         $   492,724
                                                                ===========         ===========






See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 3, 1999 and the results of operations and cash flows for the three months ended April 3, 1999 and April 4, 1998 The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)
                                   (UNAUDITED)

                                               Three Months Ended
                                       April 3, 1999        April 4, 1998
                                         -----------         -----------
                                                   (Unaudited)
Net loss applicable to common
   shares                                $  (733,005)        $  (797,045)
                                         ===========         ===========
Weighted average common shares
   outstanding for the period              7,276,059           7,633,859

Dilutive effect of exercise of
stock options                                   --                  --
                                         -----------         -----------
Weighted average common shares,
   assuming issuance of the above
   securities                              7,276,059           7,633,859
                                         ===========         ===========

Earnings (loss) per common share:
          Basic                          $     (0.10)        $     (0.10)
          Diluted                        $     (0.10)        $     (0.10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended April 3, 1999
                  Compared to Three Months Ended April 4, 1998

         Net sales for the quarter ended April 3, 1999 were $29,163,000 compared to $37,412,000 for the quarter ended April 4, 1998. Excluding the closing of the Company's two stores in the fourth quarter of 1998, comparable store sales for the quarter decreased $5,843,000 or 17.1% resulting from additional national warehouse competition in the Company's markets.

         Gross profit decreased by $2,274,000, or 21.3%, from $10,684,000 in the first quarter of fiscal 1998 to $8,410,000 in the first quarter of fiscal 1999. Gross profit, as a percentage of net sales, was 28.8% in the first quarter of fiscal 1999 compared to 28.6% in the first quarter of fiscal 1998.

         Store operating, general and administrative expenses decreased $2,210,000, or 19.6%, to $9,061,000 in the quarter ended April 3, 1999 from
$11,271,000 in the quarter ended April 4, 1998. The decrease is due to the Company's ongoing efforts to reduce operating costs. As a percentage of net sales, these expenses increased slightly to 31.1% in the first quarter of fiscal 1999 compared to 30.1% in the comparable quarter of fiscal 1998 due to lower sales on which to leverage expenses.

         During the first quarter of fiscal 1999, the Company incurred approximately $260,000 in operating costs related to the two stores closed in the fourth quarter of fiscal 1998.

         During the first quarter of fiscal 1998, the Company incurred $206,000 in store development costs as part of completing new merchandising, marketing and other strategic initiatives implemented in fiscal year 1997.

         Other expense, net, was $332,000 for the quarter ended April 3, 1999 compared to $558,000 for the quarter ended April 4,1998. The net decrease is primarily due to a net reduction in interest expense of $182,000.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended April 3, 1999 and April 4, 1998, operating activities used net cash of approximately $4,423,000 and $2,032,000, respectively. The primary use of cash from operating activities for the three months ended April 3, 1999 and April 4, 1998 was $7,779,000 and $3,882,000 to fund seasonal increases in inventories offset by an increase in accounts payable of $4,657,000 and $2,500,000, respectively. The Company continues to focus on its balance sheet. Inventories were reduced by $4,998,000 in the first quarter of fiscal 1999 compared to the comparable quarter of fiscal 1998 primarily due to the closing of its two stores.

         Net cash used in investing activities was $153,000 for the three months ended April 3, 1999 for the acquisition of computer hardware and software compared to $1,006,000 for the three months ended April 4, 1998 due to store development capital expenditures associated with the comprehensive renovation of certain store locations.

         Net cash provided by financing activities was $4,963,000 and $3,390,000 for the three months ended April 3, 1999 and April 4, 1998, respectively, reflecting net borrowings primarily under the revolving credit facility to fund seasonal increases in inventories.

         Total current and long-term debt was $21,124,000 at April 3, 1999 compared to $25,520,000 at April 4, 1998. Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.

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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. However, Builders Square announced in the first quarter of 1999 that it will exit the marketplace in Northeastern Ohio. Lowe's continued to expand with additional locations in 1996, 1997 and 1998. Beginning in the fourth quarter of 1997 and in 1998, Home Depot began operations in several of the Company's markets. Home Depot and Lowe's have announced further expansion plans in 1999 and 2000. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

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

         ASSESSMENT. The Company has reviewed its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. The Company has incurred approximately $300,000 and does not expect to incur additional material costs to complete these efforts.

         INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing those systems that have been identified as affected, and expects to complete this process by the middle of the third quarter of fiscal 1999.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

         The Company does not expect to incur any material costs to complete these efforts. Such costs are included in the estimate discussed above under "Assessments."

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

         Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. The Company expects to be complete its Year 2000 compliance testing by the middle of the Company's 1999 third quarter. At that time, the Company will assess the need for a contingency plans as deemed necessary.

                           PART II - OTHER INFORMATION

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

                                  D.I.Y. HOME WAREHOUSE, INC.
                                         (Registrant)

DATED:  May 13, 1999
        ------------
                                   By: Eric I. Glassman
                                       --------------------------------------
                                       Vice President-Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------

   27             Financial Data Schedule:
                  ------------------------

   27.1           Financial Data Schedule for the quarter ended April 3, 1999