Form 10-Q
period 1999-07-03
DIY HOME WAREHOUSE INC
filed 1999-07-30
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 1999

                  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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
Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at July 3, 1999
--------------------------                     ---------------------------
Common Stock, no par value                               7,276,059

                            DIY HOME WAREHOUSE, INC.




                  INDEX                                                                                    PAGE NO.
                  -----                                                                                    --------
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  July 3, 1999 and
                  January 2, 1999.........................................................................        3

                  Condensed Statement of Income -
                  Three and Six Months Ended July 3, 1999
                  and July 4, 1998........................................................................        4

                  Condensed Statement of Shareholders'
                  Equity - Six Months Ended
                  July 3, 1999............................................................................        5

                  Condensed Statement of Cash Flows
                  Six Months Ended July 3, 1999
                  and July 4, 1998........................................................................        6

                  Notes to Condensed Financial Statements.................................................      7-8

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations..............................................................................     9-13

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................................................       14

                         PART I - FINANCIAL INFORMATION

                            DIY HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                       July 3, 1999  January 2, 1999
                                                                       ------------  ---------------
           Assets                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   554,528    $   128,149
  Accounts receivable, sale of inventory                                 2,332,989             --
  Refundable federal income taxes                                          706,545        706,545
  Merchandise inventories                                               29,881,885     31,261,721
  Deferred income taxes                                                  1,542,590      1,542,590
  Prepaid expenses and other assets                                        815,294        780,086
                                                                       -----------    -----------
       Total current assets                                             35,833,831     34,419,091
                                                                       -----------    -----------
Property and equipment, at cost                                         39,456,264     53,750,759
  Less accumulated depreciation and amortization                        14,023,382     17,878,455
                                                                       -----------    -----------
       Property and equipment, net                                      25,432,882     35,872,304
Other assets                                                               235,996        385,910
                                                                       -----------    -----------
       Total assets                                                    $61,502,709    $70,677,305
                                                                       ===========    ===========

           Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                              $        --    $   300,000
  Current maturities of long-term debt                                     177,473      1,288,330
  Accounts payable                                                      11,203,350      8,462,635
  Accrued expenses and other                                             4,768,496      5,527,386
                                                                       -----------    -----------
       Total current liabilities                                        16,149,319     15,578,351
Revolving credit                                                         7,157,683     10,134,153
Long-term debt                                                             198,148      4,438,867
Deferred income taxes                                                    1,850,658      2,887,269
                                                                       -----------    -----------
       Total liabilities                                                25,355,808     33,038,640

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                              --             --
  Common stock, no par value, authorized
       10,000,000 shares, 7,276,059 shares
       outstanding as of July 3, 1999 and
       January 2, 1999                                                  22,955,462      22,955,462
  Retained earnings                                                     13,392,880      14,884,644
                                                                       -----------    ------------
                                                                        36,348,342      37,840,106
       Less common stock in treasury, at cost:
       357,800 shares                                                     (201,441)       (201,441)
                                                                       -----------    ------------
       Total shareholders' equity                                       36,146,901      37,638,665
                                                                       -----------    ------------
       Total liabilities and shareholders' equity                      $61,502,709    $ 70,677,305
                                                                       ===========    ============


            See accompanying notes to condensed financial statements.

                            DIY HOME WAREHOUSE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                    For the three months ended     For the six months ended
                                      July 3,         July 4,         July 3,        July 4,
                                       1999            1998            1999           1998
                                   ------------    ------------    -----------    ------------

Net sales                          $ 46,086,969    $ 56,334,029    $75,249,476    $ 93,746,202

Cost of sales                        35,813,398      41,875,355     56,565,614      68,603,276
                                   ------------    ------------    -----------    ------------

     Gross profit                    10,273,571      14,458,674     18,683,862      25,142,926

Store operating, general
     and administrative expenses      9,917,192      12,418,294     18,978,116      23,689,726

Store closing costs                   1,325,326              --      1,584,982              --

Store development cost                       --          99,747             --         305,517
                                   ------------    ------------    -----------    ------------

Operating (loss) income                (968,947)      1,940,633     (1,879,236)      1,147,683

Other expense, net                      317,059         439,964        649,139         997,943
                                   ------------    ------------    -----------    ------------

(Loss) income before income
     taxes                           (1,286,006)      1,500,669     (2,528,375)        149,740

     Income taxes (benefit)            (527,247)        615,275     (1,036,611)         61,393
                                   ------------    ------------    -----------    ------------

     Net (loss) income             $   (758,759)   $    885,394    $(1,491,764)   $     88,347
                                   ============    ============    ===========    ============

     (Loss) earnings per common
      share, basic and diluted     $      (0.10)   $       0.12    $     (0.20)   $       0.01
                                   ============    ============    ===========    ============

     Weighted average
     common shares outstanding        7,276,059       7,633,859      7,276,059       7,633,859
                                   ============    ============    ===========    ============

            See accompanying notes to condensed financial statements.


                                                  DIY HOME WAREHOUSE, INC.
                                         CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                            FOR THE SIX MONTHS ENDED JULY 3, 1999
                                                         (Unaudited)



                                          Common Stock                    Retained            Treasury         Shareholders'
                                    Shares             Amount             Earnings             Stock              Equity
                                    ------             ------             --------             -----              ------
Balances, January 2, 1999          7,276,059         $22,955,462         $14,884,644         $(201,441)         $37,638,665

Net loss                                  --                  --          (1,491,764)               --           (1,491,764)
                                   ---------         -----------         -----------         ---------          -----------

Balances, July 3, 1999             7,276,059         $22,955,462         $13,392,880         $(201,441)         $36,146,901
                                   =========         ===========         ===========         ==========         ===========

            See accompanying notes to condensed financial statements.

                                     DIY HOME WAREHOUSE, INC.
                               CONDENSED STATEMENT OF CASH FLOWS
                                          (Unaudited

                                                              For the six months ended
                                                           July 3, 1999    July 4, 1998
                                                           ------------    ------------
Cash flows from operating activities:
     Net (loss) income                                      $(1,491,764)   $    88,347
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
     Depreciation and amortization                            1,757,325      1,955,051
     Net write down of other assets and liabilities from
        closed stores                                           (31,691)            --
     Gain on sale of property from closed stores             (1,859,734)            --
     Gain on sale of property and equipment                          --          2,752
     Loss on write-off of leasehold improvements
       and property and equipment from closed stores          2,619,701             --
     Deferred income taxes                                   (1,036,611)       (85,925)
     Changes in operating assets and liabilities:
       Accounts receivable, sale of inventory                (2,332,989)            --
       Accounts receivable, trade                               (82,776)       (16,422)
       Refundable federal income taxes                               --        365,963
       Merchandise inventories                                1,379,836        613,543
       Prepaid expenses and other assets                         86,835        193,597
       Accounts payable                                       2,740,715      4,062,248
       Accrued expenses and other current liabilities          (616,552)      (104,686)
                                                            -----------    -----------
          Net cash provided by operating activities           1,132,295      7,074,468
                                                            -----------    -----------

Cash flows from investing activities:
     Acquisition of property and equipment                     (174,611)    (1,304,977)
     Proceeds from sale of property, net of closing costs     8,096,741             --
                                                            -----------    -----------
          Net cash provided by (used in) investing
          activities                                          7,922,130     (1,304,977)
                                                            -----------    -----------

Cash flows from financing activities:
     Principal payments under capital lease obligations         (88,345)       (83,116)
     Principal payments of note payable, affiliate             (300,000)      (300,000)
     Proceeds from revolving credit                           5,367,409      3,625,000
     Principal payments of revolving credit                  (8,343,879)    (8,225,000)
     Principal payments of long-term debt                    (5,263,231)      (446,999)
                                                            -----------    -----------
          Net cash used in financing activities              (8,628,046)    (5,430,115)
                                                            -----------    -----------
Net increase in cash and cash equivalents                       426,379        339,376
Cash and cash equivalents, beginning of period                  128,149        141,401
                                                            -----------    -----------
Cash and cash equivalents, end of period                    $   554,528    $   480,777
                                                            ===========    ===========

            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 3, 1999 and the results of operations for the three and six months ended July 3, 1999 and July 4, 1998 and cash flows for the six months ended July 3, 1999 and July 4, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)
                                   (UNAUDITED)


                                             Three Months Ended          Six Months Ended
                                        July 3, 1999  July 4, 1998  July 3, 1999   July 4, 1998
                                        ------------  ------------  ------------   ------------

                                                  (Unaudited)                 (Unaudited)
Net income (loss) applicable to common   $ (758,759)   $  885,394   $(1,491,764)   $    88,347
                                         ==========    ==========   ===========    ===========
   shares

Weighted average common shares
   outstanding for the period             7,276,059     7,633,859     7,276,059      7,633,859
Dilutive effect of exercise of stock
   options                                       --            --            --             --
                                         ----------    ----------   -----------    -----------
Weighted average common shares,
   assuming issuance of the above
   securities                             7,276,059     7,633,859     7,276,059      7,633,859
                                         ==========    ==========   ===========    ===========

Earnings per common share:

          Basic                          $    (0.10)   $     0.12   $     (0.20)   $      0.01

          Diluted                        $    (0.10)   $     0.12   $     (0.20)   $      0.01

                                       7

         3.       Store Closings and Disposition of Assets

         On June 15, 1999, the Company announced the closing of three stores located in Mansfield, Ohio; Akron, Ohio; and Boardman, Ohio. Concurrent with the announcement, the Company sold the land and building of its Mansfield store and its previously closed Canton store for $8,600,000 resulting in a pre-tax gain of $1,860,000. The Company also assigned its lease in the West Akron location to the same purchaser of the Canton and Mansfield properties. The Boardman location, which had a lease commitment through September 2008 for approximately $600,000 per year, was amended to terminate on September 30, 1999. The Company paid $463,000 in consideration for the reduced lease term. In addition, the Company wrote-off leasehold improvements and property and equipment of $2,620,000 in connection with the store closings. The gain on sale of land and building, the lease termination fees, the write-off of closed store assets and other closing costs of $102,000 are included as a net amount in the store closing costs line item in the condensed statement of income.

The Company also entered into an Agreement (the Agreement) with a third party to act as its agent to sell the merchandise inventories located at the closed stores. The Company will receive a guaranteed amount from the inventory liquidation based on a formula outlined in the Agreement. This Agreement resulted in inventory markdown costs of $1,773,000 which are included in the cost of sales line item of the condensed statement of income. Remaining guaranteed payments from the sale of this merchandise inventories aggregate $2,333,000 at July 3, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended July 3, 1999
                   Compared to Three Months Ended July 4, 1998


         Net sales for the quarter ended July 3, 1999 were $46,087,000 compared to $56,334,000 for the quarter ended July 4, 1998. Excluding the closing of the Company's two stores in the fourth quarter of 1998 and three stores in this quarter, comparable store sales decreased by $4,037,000 or 8.0%, resulting from additional warehouse competition in the Company's markets.

         Excluding inventory markdown costs of $1,773,000 related to the store closings, gross profit decreased by $2,412,000, or 16.7%, from $14,459,000 in the second quarter of fiscal 1998 to $12,047,000 in the second quarter of fiscal 1999. This decrease was primarily attributable to the decrease in net sales. Excluding the impact of the store closings, gross profit as a percentage of net sales increased from 25.7% in the second quarter of fiscal 1998 to 26.1% in the second quarter of fiscal 1999.

         Store operating, general and administrative expenses decreased by $2,501,000, or 20.1%, to $9,917,000 in the quarter ended July 3, 1999 from
$12,418,000 in the quarter ended July 4, 1998. This decrease is due to the Company's ongoing efforts to reduce operating costs. As a percentage of net sales, store operating, general and administrative expenses decreased to 21.5% in the second quarter of fiscal 1999 compared to 22.0% in the comparable quarter of fiscal 1998.

         As previously indicated, the Company announced the closing of three stores during the second quarter of fiscal 1999. The net store closing costs of $1,325,000 for the second quarter of fiscal 1999 consists primarily of a $1,860,000 gain from the sale of the land and building of two closed store locations offset by lease termination fees of $463,000, the write-off of leasehold improvements and property and equipment of $2,620,000 and other closing costs of $102,000.

         Other expense, net, was $317,000 for the quarter ended July 3, 1999 compared to $440,000 for the quarter ended July 4,1999. The net decrease of $123,000 is primarily due to a decrease in interest expense of $128,000 associated with the benefits of reduced debt levels combined with the retirement of all of the Company's mortgage notes in June 1999.

                   OPERATIONS - Six Months Ended July 3, 1999
                    Compared to Six Months Ended July 4, 1998


         Net sales for the six months ended July 3, 1999 were $75,249,000 compared to $93,746,000 for the six months ended July 4, 1998. Excluding the closing of the Company's two stores in the fourth quarter of fiscal 1998 and three stores in the second quarter of fiscal 1999, comparable store sales decreased by $9,880,000 or 11.7%, resulting from additional national warehouse competition in the Company's markets.

         Excluding inventory markdown costs of $1,773,000 related to the store closings, gross profit decreased by $4,686,000, or 18.6%, from $25,143,000 in the first half of fiscal 1998 to $20,457,000 in the first half of fiscal 1999. This decrease was primarily attributable to the decrease in net sales. Excluding, the impact of the closings, gross profit as a percentage of net sales was 27.2% in the first half of fiscal 1999 compared to 27.1% in the first half of fiscal 1998.

         Store operating, general and administrative expenses decreased $4,712,000, or 19.9% to $18,978,000 in the first half of fiscal 1999 from
$23,690,000 for the first half of fiscal 1998. The decrease is due to the Company's on-going effort to reduce operating expenses. As a percentage of sales, operating expenses were 25.2% for the first half of 1999 compared to 25.3% for the first half of 1998.

         As previously indicated, the Company announced the closing of three stores during the second quarter of fiscal 1999. The net store closing costs of $1,325,000 related to these three store closings consisted primarily of a $1,860,000 gain from the sale of the land and building of two closed store locations offset by lease termination fees of $463,000, the write-off of leasehold improvements and property and equipment of $2,620,000 and other closing costs of $102,000. Additionally, during the first quarter of fiscal 1999, the Company incurred approximately $260,000 in operating costs related to the two stores closed in the fourth quarter of fiscal 1998.

         The Company incurred $306,000 related to store development costs for the six months ended July 4, 1998. During fiscal 1997, management assessed the business strategies and opportunities of the Company to differentiate itself in the warehouse-format home improvement retail market. This process resulted in development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position.

         Other expense, net, decreased by $349,000, to $649,000 for the six months ended July 3, 1999 from $998,000 for the comparable period of fiscal 1998. This net decrease is primarily due to a decrease in interest expense of $310,000 associated with the benefits of reduced debt levels combined with the retirement of all of the Company's mortgage notes in June 1999.

                         LIQUIDITY AND CAPITAL RESOURCES


         During the six months ended July 3, 1999 and July 4, 1998, operating activities provided net cash of approximately $1,132,000 and $7,074,000, respectively. The primary source of cash from operating activities for the six months ended July 3, 1999 was $1,757,000 from depreciation and amortization, $760,000 net of the gain on sale of land and building and write off of leasehold improvements and property and equipment related to the closed stores, $1,380,000 from inventories due to the closing of the three stores and a $2,741,000 increase in accounts payable. The primary use of cash for the first half of fiscal 1999 was $1,492,000 from the net loss, a $2,333,000 accounts receivable due from the liquidator related to the sale of the closed store inventories, $1,037,000 in deferred taxes and $617,000 in accrued expenses. The primary source of cash from operating activities for the six months ended July 4, 1998 was $1,955,000 from deprecation and amortization and $614,000 from reducing inventories, combined with an increase of $4,062,000 in accounts payable.

         Net cash provided by investing activities was $7,922,000 for the second half of fiscal 1999 primarily due to the net proceeds received from the sale of the land and buildings of two closed store locations. Net cash used in investing activities was $1,305,000 for the six months ended July 4, 1998 due to store development capital expenditures associated with the comprehensive renovation of certain store locations.

         Net cash used in financing activities increased by $3,198,000 to $8,628,000 for the six months ended July 3, 1999 from $5,430,000 for the comparable period in fiscal 1998. The increase is a result of the net proceeds received from the sale of land and buildings. The Company used a majority of the proceeds to retire the remaining balance outstanding on its mortgage loans of $4,721,000 in June 1999.

         Total current and long-term debt was $7,533,000 at July 3, 1999 compared to $16,700,000 at July 4, 1998. Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.


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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. However, Builders Square exited the marketplace in Northeastern Ohio during the second quarter of fiscal 1999. Lowe's continued to expand with additional locations in 1996, 1997 and 1998. Beginning in the fourth quarter of 1997 and in 1998, Home Depot began operations in several of the Company's markets. Home Depot and Lowe's have announced further expansion plans in 1999 and 2000. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

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

         ASSESSMENT. The Company has reviewed its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. The Company has incurred approximately $400,000 and does not expect to incur additional material costs to complete these efforts.

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

            (b)  Reports on Form 8-K:

                 The Company filed one report on Form 8-K dated June 15, 1999 regarding events that occurred during the months included in the second quarter of fiscal year 1999.



                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          D.I.Y. HOME WAREHOUSE, INC.
                                                 (Registrant)
DATED: July 30, 1999
       -------------
                                          By: Eric I. Glassman
                                              ----------------------------------
                                              Vice President and Chief Financial
                                              Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------

10.13 DIY Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended March 17, 1999 and Approved by the Board of Directors March 17, 1999, filed herewith.

27.1              Financial Data Schedule for the quarter ended July 3, 1999