Form 10-Q
period 1999-10-02
DIY HOME WAREHOUSE INC
filed 1999-11-15
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 2, 1999
------------------------------------          ------------------------------
Common Stock, no par value                              7,276,059

                            DIY HOME WAREHOUSE, INC.




                  INDEX                                                PAGE NO.
                  -----                                                --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheet -
          October 2, 1999 and
          January 2, 1999.............................................     3

          Condensed Statement of Operations -
          Three and Nine Months Ended October 2, 1999
          and October 3, 1998.........................................     4

          Condensed Statement of Shareholders'
          Equity - Nine Months Ended
          October 2, 1999.............................................     5

          Condensed Statement of Cash Flows -
         .Nine Months Ended October 2, 1999
          and October 3, 1998.........................................     6

          Notes to Condensed Financial Statements.....................   7-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations..................................................  9-14

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................ 15-22


                                          PART I - FINANCIAL INFORMATION

                                             DIY HOME WAREHOUSE, INC.
                                              CONDENSED BALANCE SHEET

                                                                    October 2, 1999              January 2, 1999
                                                                    ----------------             ---------------
           Assets                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                             $    435,353               $    128,149
  Refundable federal income taxes                                            706,545                    706,545
  Merchandise inventories                                                 26,817,485                 31,261,721
  Deferred income taxes                                                    1,542,590                  1,542,590
  Prepaid expenses and other assets                                          744,370                    780,086
                                                                        ------------               ------------
       Total current assets                                               30,246,343                 34,419,091
                                                                        ------------               ------------
Property and equipment, at cost                                           39,188,790                 53,750,759
  Less accumulated depreciation and amortization                          14,417,750                 17,878,455
                                                                        ------------               ------------
       Property and equipment, net                                        24,771,040                 35,872,304
Other assets                                                                 216,216                    385,910
                                                                        ------------               ------------
       Total assets                                                     $ 55,233,599               $ 70,677,305
                                                                        ============               ============

           Liabilities and Shareholders' Equity
Current liabilities:
  Note payable, affiliate                                               $       --                 $    300,000
  Current maturities of long-term debt                                       177,473                  1,288,330
  Accounts payable                                                         7,222,091                  8,462,635
  Accrued expenses and other                                               3,177,662                  5,527,386
                                                                        ------------               ------------
       Total current liabilities                                          10,577,226                 15,578,351
Revolving credit                                                           6,176,059                 10,134,153
Long-term debt                                                               154,300                  4,438,867
Deferred income taxes                                                      1,850,658                  2,887,269
                                                                        ------------               ------------
       Total liabilities                                                  18,758,243                 33,038,640

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                              --                         --
  Common stock, no par value, authorized
       10,000,000 shares, 7,276,059 shares
       outstanding as of October 2, 1999 and
       January 2, 1999                                                    22,955,462                 22,955,462
  Retained earnings                                                       13,721,335                 14,884,644
                                                                        ------------               ------------
                                                                          36,676,797                 37,840,106
       Less common stock in treasury, at cost:
       357,800 shares                                                       (201,441)                  (201,441)
                                                                        ------------               ------------
       Total shareholders' equity                                         36,475,356                 37,638,665
                                                                        ------------               ------------
       Total liabilities and shareholders' equity                       $ 55,233,599               $ 70,677,305
                                                                        ============               ============



            See accompanying notes to condensed financial statements.


                                             DIY HOME WAREHOUSE, INC.
                                         CONDENSED STATEMENT OF OPERATIONS
                                                    (Unaudited)


                                                   For the three months ended                For the nine months ended
                                                October 2,          October 3,            October 2,           October 3,
                                                    1999               1998                 1999                  1998
                                               -------------       -------------        -------------        -------------


Net sales                                      $  29,309,501       $  42,900,050        $ 104,558,977        $ 136,646,250

Cost of sales                                     21,223,002          31,632,424           77,788,616          100,235,701
                                               -------------       -------------        -------------        -------------

Gross profit                                       8,086,499          11,267,626           26,770,361           36,410,549

Store operating, general
     and administrative expenses                   7,272,150          11,466,298           26,236,047           35,154,732

Store closing costs                                  110,903                  --            1,710,104                 --

Store development costs                                   --                  --                   --              306,801
                                               -------------       -------------        -------------        -------------

Operating income (loss)                              703,446            (198,672)          (1,175,790)             949,016

Other expense, net                                   146,687             373,342              795,826            1,371,284
                                               -------------       -------------        -------------        -------------

Income (loss) before income
     taxes                                           556,759            (572,014)          (1,971,616)            (422,268)

Income taxes (benefit)                               228,304            (234,523)            (808,307)            (173,130)
                                               -------------       -------------        -------------        -------------

Net income (loss)                              $     328,455       $    (337,491)       $  (1,163,309)       $    (249,138)
                                               =============       =============        =============        =============

Earnings (loss) per common
     share, basic and diluted                  $        0.05       $       (0.04)       $       (0.16)       $       (0.03)
                                               =============       =============        =============        =============

Weighted average
common shares outstanding                          7,276,059           7,633,859            7,276,059            7,633,859
                                               =============       =============        =============        =============






            See accompanying notes to condensed financial statements.


                                             DIY HOME WAREHOUSE, INC.
                                    CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                                                    (Unaudited)


                                           Common Stock                  Retained          Treasury         Shareholders'
                                    Shares            Amount             Earnings            Stock              Equity
                                    ------            ------             --------            -----              ------

Balances, January 2, 1999           7,276,059      $ 22,955,462      $ 14,884,644       $   (201,441)      $ 37,638,665

Net loss                                   --                --        (1,163,309)                --         (1,163,309)
                                 ------------      ------------      ------------       ------------       ------------
Balances, October 2, 1999           7,276,059      $ 22,955,462      $ 13,721,335       $   (201,441)      $ 36,475,356
                                 ============      ============      ============       ============       ============














            See accompanying notes to condensed financial statements.



                                             DIY HOME WAREHOUSE, INC.
                                         CONDENSED STATEMENT OF CASH FLOWS
                                                    (Unaudited)

                                                                                    For the nine months ended
                                                                            October 2, 1999            October 3, 1998
                                                                            ---------------            ---------------
Cash flows from operating activities:
     Net loss                                                                 $ (1,163,309)            $   (249,138)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Depreciation and amortization                                               2,687,467                2,960,236
     Net write down of other assets and liabilities from
        closed stores                                                              (31,691)                      --
     Gain on sale of property from closed stores                                (1,859,734)                      --
     Loss on sale of property and equipment                                             --                    2,752
     Loss on write-off of leasehold improvements
       and property and equipment from closed stores                             2,619,701                       --
     Deferred income taxes                                                      (1,036,611)                 223,871
     Changes in operating assets and liabilities:
       Refundable federal income taxes                                                  --                  365,963
       Merchandise inventories                                                   4,444,236                2,917,032
       Prepaid expenses and other assets                                           (52,485)                  12,386
       Accounts payable                                                         (1,240,544)               2,797,806
       Accrued expenses and other current liabilities                           (2,203,415)              (1,624,128)
                                                                              ------------             ------------
          Net cash provided by operating activities                              2,163,615                7,406,780
                                                                              ------------             ------------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (299,634)              (1,369,557)
     Proceeds from sale of property, net of closing costs                        8,096,741                       --
                                                                              ------------             ------------
          Net cash provided by (used in) investing
          activities                                                             7,797,107               (1,369,557)
                                                                              ------------             ------------

Cash flows from financing activities:
     Principal payments under capital lease obligations                           (132,193)                (123,380)
     Principal payments of note payable, affiliate                                (300,000)                (300,000)
     Proceeds from revolving credit                                              6,942,477                3,625,000
     Principal payments of revolving credit                                    (10,900,571)              (8,625,000)
     Principal payments of long-term debt                                       (5,263,231)                (621,076)
                                                                              ------------             ------------
          Net cash used in financing activities                                 (9,653,518)              (6,044,456)
                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents                               307,204                   (7,233)
Cash and cash equivalents, beginning of period                                     128,149                  141,401
                                                                              ------------             ------------
Cash and cash equivalents, end of period                                      $    435,353             $    134,168
                                                                              ============             ============


            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 2, 1999 and the results of operations for the three and nine months ended October 2, 1999 and October 3, 1998 and cash flows for the nine months ended October 2, 1999 and October 3, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share are computed using the weighted average number of shares of common stock outstanding for the periods. Basic and fully diluted earnings per common share are identical.

                                     COMPUTATION OF EARNINGS PER COMMON SHARE
                                                (BASIC AND DILUTED)
                                                    (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                               October 2, 1999    October 3, 1998      October 2, 1999    October 3, 1998
                                               ---------------    ---------------      ---------------    ---------------

                                                            (Unaudited)                           (Unaudited)
Net income (loss) applicable to common
   shares                                         $   328,455        $  (337,491)        $(1,163,296)        $  (249,138)
                                                  ===========        ===========         ===========         ===========

Weighted average common shares
   outstanding for the period                       7,276,059          7,633,859           7,276,059           7,633,859

Dilutive effect of exercise of stock
   options                                                 --                 --                  --                  --
                                                  -----------        -----------         -----------         -----------


Weighted average common shares,
   assuming issuance of the above
   securities                                       7,276,059          7,633,859           7,276,059           7,633,859
                                                  ===========        ===========         ===========         ===========

Earnings per common share:

          Basic                                   $      0.05        $     (0.04)        $     (0.16)        $     (0.03)

          Diluted                                 $      0.05        $     (0.04)        $     (0.16)        $     (0.03)


         3.       Store Closings and Disposition of Assets:

         On June 15, 1999, the Company announced the closing of three stores located in Mansfield, Ohio; Akron, Ohio; and Boardman, Ohio. Concurrent with the announcement, the Company sold the land and building of its Mansfield store and its previously closed Canton store for $8,600,000 resulting in a pre-tax gain of $1,860,000. The Company also assigned its lease in the West Akron location to the same purchaser of the Canton and Mansfield properties. The Boardman location, which had a lease commitment through September 2008 for approximately $600,000 per year, was amended to terminate on September 30, 1999. The Company paid $463,000 in consideration for the reduced lease term. In addition, the Company wrote-off leasehold improvements and property and equipment of $2,620,000 in connection with the store closings. The gain on sale of land and building, the lease termination fees, the write-off of closed store assets and other closing costs of $213,000 were included as a net amount in the store closing costs line item of the accompanying condensed statement of operations for the nine months ended October 2, 1999. Closing costs of $111,000, related to the aforementioned closing of three stores and incurred during the third quarter of fiscal 1999, were included in the store closing costs line item of the accompanying condensed statement of operations for the three months ended October 2, 1999.

         In connection with the closing of three stores, the Company entered into an agreement with a third-party to act as its agent to sell the merchandise inventories located at the closed stores. This agreement, which provided the Company with a guaranteed payment for the liquidated merchandise inventories, resulted in an inventory markdown of $1,773,000. This inventory markdown was included in the cost of sales line item of the accompany condensed statement of operations for the nine months ended October 2, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 OPERATIONS - Three Months Ended October 2, 1999
                 Compared to Three Months Ended October 3, 1998


         Net sales for the third quarter of fiscal 1999 decreased $13,590,000 or 31.7% to $29,310,000 from $42,900,000 for the third quarter of fiscal 1998. The net sales recorded during the third quarter of fiscal 1998 included the results of the two stores closed during the fourth quarter of fiscal 1998 and the three stores closed during the second quarter of fiscal 1999 for the entire period. Comparable store sales, which exclude the net sales of the five closed stores, decreased $5,047,000 or 14.7% between the two periods due to additional competition from national warehouse retailers in the Company's markets.

         The Company anticipates that comparable store net sales for the remainder of fiscal 1999 will be lower than comparable net sales recorded during the same period a year ago due to continued competition from national warehouse retailers.

         Gross profit decreased $3,182,000 or 28.2% to $8,086,000 during the third quarter of fiscal 1999 from $11,268,000 during the third quarter of fiscal 1998. The gross profit recorded during the third quarter of fiscal 1998 included the results of the aforementioned five closed stores for the entire period. Comparable store gross profit, which excludes the results of the five closed stores, decreased $1,039,000 or 11.4% between the two periods as the impact of the 14.7% decrease in comparable store sales was partially offset by the increase in the comparable store gross profit percentage. Comparable store gross profit as a percentage of net sales increased to 27.6% during the third quarter of fiscal 1999 from 26.6% during the same period a year ago, reflecting the change in the Company's merchandising mixture.

         The Company expects gross profit as a percentage of net sales for the remainder of fiscal 1999 to remain consistent with the gross profit percentage experienced during the third quarter of fiscal 1999 as the Company continues to benefit from the change in merchandising mixture.

         Store operating, general and administrative expenses decreased $4,194,000 or 36.6% to $7,272,000 during the third quarter of fiscal 1999 from $11,466,000 during the third quarter of fiscal 1998. As a percentage of net sales, store operating, general and administrative expenses decreased to 24.8% during the third quarter of fiscal 1999 from 26.7% during the same period a year ago. Approximately $2,662,000 of the total reduction in store operating, general and administrative expense experienced between the two periods was due to the absence in the current quarter of the expenses incurred by the five closed stores during the third quarter of fiscal 1998. The remainder of the decrease was due to the Company's continued effort to reduce operating costs.

         The Company anticipates store operating, general and administrative expenses as a percentage of net sales for the remainder of fiscal 1999 to be lower than the rate experienced during the same period a year ago as the Company continues to benefit from its efforts to reduce operating costs.

         Other expense, net, decreased $226,000 or 60.6% to $147,000 during the third quarter of fiscal 1999 from $373,000 during the third quarter of fiscal 1998. The decrease was due primarily to the $349,000 reduction in interest expense resulting from the retirement of the Company's mortgage notes during the second quarter of fiscal 1999. This reduction was partially offset by a $102,000 increase in interest expense associated with the Company's greater utilization of its revolving credit facility during the third quarter of fiscal 1999.

         The Company expects other expenses, net, for the remainder of fiscal 1999 to be lower than amounts recorded during the same period a year ago due primarily to the absence of mortgage interest expense.


                 OPERATIONS - Nine Months Ended October 2, 1999
                  Compared to Nine Months Ended October 3, 1998


         Net sales for the first nine months of fiscal 1999 decreased $32,087,000 or 23.5% to $104,559,000 from $136,646,000 during the first nine months of fiscal 1998. The results of the first nine months of fiscal 1998 included the net sales of the two stores closed during the fourth quarter of fiscal 1998 and the three stores closed during the second quarter of fiscal 1999 for the entire period. In comparison, the results of the first nine months of fiscal 1999 included the net sales of the five closed stores for only that portion of the period for which they were open. Comparable store sales between the two periods, which exclude the net sales of the five closed stores, decreased $13,923,000 or 12.9% due to additional competition from national warehouse retailers in the Company's market.

         Gross profit decreased by $9,641,000 or 26.5% to $26,770,000 during the first nine months of fiscal 1999 from $36,411,000 during the first nine months of fiscal 1998. Included in the results of the first nine months of fiscal 1999 was $1,773,000 in inventory markdown costs related to the three stores closed during the second quarter of fiscal 1999 and the gross profit of the five closed stores for only that portion of the period for which they were open. In comparison, the results of the first nine months of fiscal 1998 included the gross profit of the five closed stores for the entire period. Comparable store gross profit, which excludes the results of the five closed stores, decreased $3,234,000 or 11.1% between the periods as the impact of the 12.9% decrease in comparable store sales was partially offset by the increase in the comparable store gross profit percentage. Comparable store gross profit as a percentage of net sales increased to 27.5% during the first nine months of fiscal 1999 from 26.9% during the same period a year ago, reflecting the change in the Company's merchandising mixture.

         Store operating, general and administrative expenses decreased $8,919,000 or 25.4% to $26,236,000 during the first nine months of fiscal 1999 from $35,155,000 during the first nine months of fiscal 1998. Store operating, general and administrative expenses as a percentage of net sales decreased to 25.1% for the first nine months of 1999 from 25.7% for the same period a year ago. The results of the first nine months of fiscal 1998 included the store operating expenses incurred by the five closed stores during the entire period. In comparison, the results of the first nine months of fiscal 1999 included the store operating expenses of the five closed stores for only that portion of the period for which they were open. Approximately $4,936,000 of the total reduction in store operating, general and administrative expenses experienced between the two periods was due to the absence in the current year-to-date period of expenses incurred by the five closed stores during the first nine months of fiscal 1998. The remainder of the decrease was due to the Company's continued effort to reduce operating costs.

         The Company announced the closing of three stores during the second quarter of fiscal 1999. The net store closing costs of $1,436,000 associated with the three store closings consisted primarily of a $1,860,000 gain from the sale of the land and building of two closed store locations offset by lease termination fees of $463,000, the write-off of leasehold improvements, property and equipment of $2,620,000 and other closing costs of $213,000. During the first quarter of fiscal 1999, the Company incurred approximately $260,000 in operating costs related to the two stores closed in the fourth quarter of fiscal 1998.

         During fiscal 1997, the Company assessed its business strategies and opportunities to differentiate itself in the warehouse-format home improvement retail market. This process resulted in the development of new merchandising, marketing and other strategic initiatives to strengthen the Company's market position. In executing certain of these initiatives, the Company incurred $307,000 of expense during the first nine months of fiscal 1998 related to store development.

         Other expense, net, decreased by $575,000 or 42.0% to $796,000 for the first nine months of fiscal 1999 from $1,371,000 during the first nine months of fiscal 1998. This net decrease was due primarily to the $816,000 decrease in interest expense resulting from the retirement of the Company's mortgage notes during the second quarter of fiscal 1999. This reduction was partially offset by a $259,000 increase in interest expense associated with the Company's greater utilization of its revolving line of credit during the first nine months of fiscal 1999.


                         LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities decreased $5,243,000 between the first nine months of fiscal 1999 and the first nine months of fiscal 1998 due primarily to the decrease in the Company's operating income before store closing costs and the cash flow impact of the reduction in current liabilities and non-current deferred tax liabilities. These reductions in operating cash flow were partially offset by an increase in the cash flow impact of the reduction in merchandise inventory.

         The $9,167,000 increase in net cash provided by investing activities between the first nine months of fiscal 1999 and the first nine months of fiscal 1998 was primarily the result of the

$8,097,000 in net proceeds received from the sale of the land and buildings of two closed store locations during the second quarter of fiscal 1999. This increase in net cash provided by investing activities was further complemented by the absence of $1,370,000 in store development capital expenditures incurred during the first nine months of fiscal 1998 related to the comprehensive renovation of certain store locations.

         Net cash used in financing activities increased $3,609,000 between the first nine months of fiscal 1999 and the first nine months of fiscal 1998 due primarily to the retirement of $4,721,000 of mortgage loans during the first nine months of fiscal 1999. This use of cash in financing activities was partially offset by the $1,042,000 decrease in net payments against the Company's revolving credit facility between the two periods.

         Total current and long-term debt was $6,508,000 at October 2, 1999 compared to $16,161,000 at January 2, 1999. Management believes cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.


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

Lowe's continued to expand with additional locations in 1996, 1997 and 1998. During the fourth quarter of 1997, Home Depot began operations in several of the Company's markets. Home Depot and Lowe's have announced further expansion plans for the remainder of 1999 as well as for 2000. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

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

         ASSESSMENT. The Company has reviewed its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems are Year 2000 compliant. The Company incurred approximately $400,000 to complete its Year 2000 efforts.

         INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company successfully completed the process of modifying, upgrading, and replacing these systems during the third quarter of fiscal 1999.

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

         Based on the progress the Company has made in addressing its Year 2000 issues and the Company's completion of its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. The Company successfully completed its Year 2000 compliance testing during the third quarter of fiscal 1999 and as such, does believe that a contingency plan is warranted.

PART II   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits required by Item 601 of Regulation S-K:

         3.1 Articles of Incorporation of D.I.Y. Home Warehouse, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         3.2 Amended and Restated Code of Regulations of D.I.Y. Home Warehouse, Inc., incorporated herein by reference to Exhibit
                  3.2 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.1 Sublease between D.I.Y. Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992, incorporated herein by reference to Exhibit 10.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.2 Indenture of Lease between Smith - D.I.Y. Center Limited Partnership and D.I.Y. Home Warehouse, Inc., dated December 27, 1985, incorporated herein by reference to Exhibit 10.2 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.3 Amendment to Lease between D.I.Y. Center Associates (successor in interest to Smith - D.I.Y. Center Limited Partnership) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.4 Amendment to Lease between D.I.Y. Center Associates, L.P. and D.I.Y. Home Warehouse, Inc. dated March 21, 1995, incorporated herein by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.5 Lease between Fred A. Erb and D.I.Y. Home Warehouse, Inc., dated March 1, 1993, incorporated herein by reference to
                  Exhibit 10.4 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.6 Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.7 Addendum #1 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 2, 1991, incorporated herein by reference to Exhibit 10.6 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.8 Addendum #2 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 16, 1991, incorporated herein by reference to Exhibit 10.7 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.9 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.10 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated November 25, 1992, incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.11 Lease between Myron S. Viny, dba Central Valley Properties, and D.I.Y. Home Warehouse, Inc., dated February 26, 1993, but effective beginning May 1, 1993, incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.12 Modification and Supplement to lease between the Estate of Myron S. Viny (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated November 27, 1995, incorporated herein by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.13 D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended February 23, 1994 and Approved by Stockholders May 25, 1994, incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.14 Form of Non-Qualified Stock Option Agreement under the D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.15 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Clifford L. Reynolds, incorporated herein by reference to
                  Exhibit 10.22 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.16 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and R. Scott Eynon, incorporated herein by reference to
                  Exhibit 10.23 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.17 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Dennis C. Hoff, incorporated herein by reference to
                  Exhibit 10.24 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.18 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and John M. Erb, incorporated herein by reference to Exhibit
                  10.25 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.19 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Fred A. Erb, incorporated herein by reference to Exhibit
                  10.26 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.20 Tax Indemnification Agreement among D.I.Y. Home Warehouse, Inc. and Fred A. Erb, Clifford L. Reynolds, R. Scott Eynon, Dennis C. Hoff and John M. Erb, incorporated herein by reference to Exhibit 10.27 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.21 D.I.Y. Home Warehouse, Inc.'s 401K Plan, incorporated herein by reference to Exhibit 10.28 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.22 $1,250,000 Promissory Note from D.I.Y. Home Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.23 Security Agreement between D.I.Y. Home Warehouse and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.24 Agreement of Lease (Boardman Facility) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of October 1, 1993, incorporated herein by reference to Exhibit 10.38 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

         10.25 Second Amendment to Agreement Lease (Boardman facility) between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998 (L)

         10.26 Lease between Elmhurst Properties, Inc. and D.I.Y. Home Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

         10.27 Real Estate Purchase Agreement (Mansfield) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

         10.28 Assignment and Assumption of Lease and Sublease between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.29 Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.30 Revolving Credit Agreement and Security Agreement dated December 7, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company, incorporated herein by reference to Exhibit

                  10.40 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.31 Loan and Co-lender Agreement and Open-End Mortgage, Assignment of Rents and Security Agreement dated December 23, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.32 First Amendment to Loan and Co-Lender Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995

         10.33 Second Amendment to Loan and Co-Lender Agreement dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

         10.34 Third Amendment to Loan and Co-Lender Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1997.

         10.35 Fourth Amendment to Loan and Co-Lender Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.36 Fifth Amendment to Loan and Co-Lender Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.37 Line of Credit Agreement for Real Estate Loans, Open-end Mortgage, Assignment of Rents and Security Agreement, and Mortgage Notes between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus and Old Kent Bank dated April 28, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 1, 1995.

         10.38 First Amendment to Line of Credit Agreement; Open-end Mortgage, Assignment of Rents and Security Agreement (Leasehold) for Trumbull County; Open-end Mortgage, Assignment of Rents and Security Agreement for Summit County; Mortgage Note to National City Bank, Columbus dated September 15, 1995; Mortgage Note to Old Kent Bank dated September 15, 1995, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

         10.39 Second Amendment to Line of Credit Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.40 Third Amendment to Line of Credit Agreement Dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.53 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

         10.41 Fourth Amendment to Line of Credit Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1997.

         10.42 Fifth Amendment to Line of Credit Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.43 Sixth Amendment to Line of Credit Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.44 Partial Release of Mortgage to Open-End Mortgage Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County by Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.45 Amendment No. 1 to Open-End Mortgage, Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit
                  10.7 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.46 First Amendment to Mortgage Note between D.I.Y. Home Warehouse, Inc. and National City Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.47 First Amendment to Security Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit
                  10.38 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.48 Second Amendment to Security Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit
                  10.9 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.49 First Amendment to Subordination Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, and Edgemere Enterprises, Inc., incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.50 Second Amendment to Subordination Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit
                  10.3 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.51 Modification to Revolving Credit Agreement, Line of Credit Agreement, and Loan and Co-lender Agreement between D.I.Y. Home Warehouse, Inc., National City Bank, Columbus, and Old Kent Bank dated February 20, 1996, incorporated herein by reference to Exhibit 10.42 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.52 1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May 25, 1994, incorporated herein by reference to Exhibit 10.48 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.53 1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May 24, 1995, incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.54 D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for Non-Employee Directors, incorporated herein by reference to
                  Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.55 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

         10.56 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

         10.57 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

         10.58 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.59 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.60 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.61 Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.62 Transaction Bonus Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.63 Transaction Bonus Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.64 Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.65 Transaction Bonus Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

         10.66 General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996, incorporated herein by reference to
                  Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 29, 1996.

         10.67 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated November 21, 1996, incorporated herein by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

         10.68 Credit and Security Agreement dated October 27, 1998 among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.69 Amendment No. 3 to Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated March 11, 1999, incorporated herein by reference to
                  Exhibit 10.69 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.70 Amendment No. 2 to Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated March 11, 1999, incorporated herein by reference to Exhibit
                  10.70 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.71 Amendment No. 1 to Amended and Restated Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated March 11, 1999, incorporated herein by reference to Exhibit
                  10.71 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.72 DIY Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended March 17, 1999 and Approved by the Board of Directors March 17, 1999, incorporated herein by reference to Exhibit
                  10.13 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999.

         27.1     Financial Data Schedule as of October 2, 1999, filed herewith.

         (b)      Reports on Form 8-K:

                  None.

                            DIY Home Warehouse, Inc.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 15, 1999


                                               DIY HOME WAREHOUSE, INC.
                                               (Registrant)

                                               /s/ Todd Ayers
                                               --------------
                                               Todd Ayers,
                                               Controller

                            DIY HOME WAREHOUSE, INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                               INDEX TO EXHIBITS


Where
 Filed
 -----

     *   3.1      Articles of Incorporation of D.I.Y. Home Warehouse, Inc., as
                  amended, incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   3.2      Amended and Restated Code of Regulations of D.I.Y. Home
                  Warehouse, Inc., incorporated herein by reference to Exhibit
                  3.2 to Registrant's Registration Statement No. 33-60012 on
                  Form S-1 filed May 18, 1993.

     *   10.1     Sublease between D.I.Y. Ohio Real Estate Associates Limited
                  Partnership and D.I.Y. Home Warehouse, Inc., dated August 1,
                  1992, incorporated herein by reference to Exhibit 10.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.2     Indenture of Lease between Smith - D.I.Y. Center Limited
                  Partnership and D.I.Y. Home Warehouse, Inc., dated December
                  27, 1985, incorporated herein by reference to Exhibit 10.2 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.3     Amendment to Lease between D.I.Y. Center Associates (successor in interest to Smith - D.I.Y. Center Limited Partnership) and
                  D.I.Y. Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to Registrant's
                  Registration Statement No. 33-60012 on Form S-1 filed May 18,
                  1993.

     *   10.4     Amendment to Lease between D.I.Y. Center Associates, L.P. and
                  D.I.Y. Home Warehouse, Inc. dated March 21, 1995, incorporated herein by reference to Exhibit 10.51 to the Registrant's
                  Report on Form 10-K for the fiscal year ended December 31, 1994.

     *   10.5     Lease between Fred A. Erb and D.I.Y. Home Warehouse, Inc., dated March 1, 1993, incorporated herein by reference to
                  Exhibit 10.4 to Registrant's Registration Statement No.
                  33-60012 on Form S-1 filed May 18, 1993.

     *   10.6     Lease Agreement between West Park Limited, Inc. and D.I.Y.
                  Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.7     Addendum #1 to Lease Agreement between West Park Limited, Inc.
                  and D.I.Y. Home Warehouse, Inc., dated September 2, 1991, incorporated herein by reference to Exhibit 10.6 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.8     Addendum #2 to Lease Agreement between West Park Limited, Inc.
                  and D.I.Y. Home Warehouse, Inc., dated September 16, 1991, incorporated herein by reference to Exhibit 10.7 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.9     Sublease between The Wholesale Club, Inc. and D.I.Y. Home
                  Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.10    Sublease between The Wholesale Club, Inc. and D.I.Y. Home
                  Warehouse, Inc., dated November 25, 1992, incorporated herein by reference to Exhibit 10.9 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.11    Lease between Myron S. Viny, dba Central Valley Properties, and D.I.Y. Home Warehouse, Inc., dated February 26, 1993, but effective beginning May 1, 1993, incorporated herein by reference to Exhibit 10.12 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.12    Modification and Supplement to lease between the Estate of
                  Myron S. Viny (formerly DBA Central Valley Properties) and
                  D.I.Y. Home Warehouse, Inc. dated November 27, 1995, incorporated herein by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended
                  December 30, 1995.

     *   10.13    D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as
                  Amended February 23, 1994 and Approved by Stockholders May 25,
                  1994, incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.14    Form of Non-Qualified Stock Option Agreement under the D.I.Y.
                  Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended
                  December 30, 1995.

     *   10.15    Indemnification Agreement between D.I.Y. Home Warehouse, Inc.
                  and Clifford L. Reynolds, incorporated herein by reference to
                  Exhibit 10.22 to Registrant's Registration Statement No.
                  33-60012 on Form S-1 filed May 18, 1993.

     *   10.16    Indemnification Agreement between D.I.Y. Home Warehouse, Inc.
                  and R. Scott Eynon, incorporated herein by reference to
                  Exhibit 10.23 to Registrant's Registration Statement No.
                  33-60012 on Form S-1 filed May 18, 1993.

     *   10.17    Indemnification Agreement between D.I.Y. Home Warehouse, Inc.
                  and Dennis C. Hoff, incorporated herein by reference to
                  Exhibit 10.24 to Registrant's Registration Statement No.
                  33-60012 on Form S-1 filed May 18, 1993.

     *   10.18    Indemnification Agreement between D.I.Y. Home Warehouse, Inc.
                  and John M. Erb, incorporated herein by reference to Exhibit
                  10.25 to Registrant's Registration Statement No. 33-60012 on
                  Form S-1 filed May 18, 1993.

     *   10.19    Indemnification Agreement between D.I.Y. Home Warehouse, Inc.
                  and Fred A. Erb, incorporated herein by reference to Exhibit
                  10.26 to Registrant's Registration Statement No. 33-60012 on
                  Form S-1 filed May 18, 1993.

     *   10.20    Tax Indemnification Agreement among D.I.Y. Home Warehouse,
                  Inc. and Fred A. Erb, Clifford L. Reynolds, R. Scott Eynon,
                  Dennis C. Hoff and John M. Erb, incorporated herein by reference to Exhibit 10.27 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.21    D.I.Y. Home Warehouse, Inc.'s 401K Plan, incorporated herein by reference to Exhibit 10.28 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.22    $1,250,000 Promissory Note from D.I.Y. Home Warehouse, Inc. to
                  Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.23    Security Agreement between D.I.Y. Home Warehouse and Erb
                  Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to Registrant's Registration
                  Statement No. 33-60012 on Form S-1 filed May 18, 1993.

     *   10.24    Agreement of Lease (Boardman Facility) between DIY Ohio Real
                  Estate Associates Limited Partnership and D.I.Y. Home
                  Warehouse, Inc. dated as of October 1, 1993, incorporated herein by reference to Exhibit 10.38 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

     *   10.25    Second Amendment to Agreement Lease (Boardman facility)
                  between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real
                  Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998 (L)

     *   10.26    Lease between Elmhurst Properties, Inc. and D.I.Y. Home
                  Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

     *   10.27    Real Estate Purchase Agreement (Mansfield) between DIY Ohio
                  Real Estate Associates Limited Partnership and D.I.Y. Home
                  Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

     *   10.28    Assignment and Assumption of Lease and Sublease between Kmart
                  Corporation and D.I.Y. Home Warehouse, Inc. dated December 22,
                  1994, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1994.

     *   10.29    Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home
                  Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form
                  10-K for the fiscal year ended December 31, 1994.

     *   10.30    Revolving Credit Agreement and Security Agreement dated
                  December 7, 1994 between D.I.Y. Home Warehouse, Inc. and
                  National City Bank, Columbus, and Old Kent Bank and Trust
                  Company, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1994.

     *   10.31    Loan and Co-lender Agreement and Open-End Mortgage, Assignment of Rents and Security Agreement dated December 23, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank,
                  Columbus, and Old Kent Bank and Trust Company, incorporated herein by reference to Exhibit 10.41 to the Registrant's
                  Report on Form 10-K for the fiscal year ended December 31, 1994.

     *   10.32    First Amendment to Loan and Co-Lender Agreement dated December
                  22, 1995 between D.I.Y. Home Warehouse, National City Bank,
                  Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995

     *   10.33    Second Amendment to Loan and Co-Lender Agreement dated
                  December 23, 1996 between D.I.Y. Home Warehouse, Inc.,
                  National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.52 to the Registrant's
                  Report on Form 10-K for the fiscal year ended December 28, 1996.

     *   10.34    Third Amendment to Loan and Co-Lender Agreement dated October
                  24, 1997 between D.I.Y. Home Warehouse, Inc., National City
                  Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form
                  10-Q for the quarter ended September 27, 1997.

     *   10.35    Fourth Amendment to Loan and Co-Lender Agreement dated April
                  4, 1998 between D.I.Y. Home Warehouse, Inc., National City
                  Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form
                  10-Q for the quarter ended July 4, 1998.

     *   10.36    Fifth Amendment to Loan and Co-Lender Agreement dated October
                  28, 1998 between D.I.Y. Home Warehouse, Inc., National City
                  Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form
                  10-Q for the quarter ended October 3, 1998.

     *   10.37    Line of Credit Agreement for Real Estate Loans, Open-end
                  Mortgage, Assignment of Rents and Security Agreement, and
                  Mortgage Notes between D.I.Y. Home Warehouse, Inc. and
                  National City Bank, Columbus and Old Kent Bank dated April 28,
                  1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended April
                  1, 1995.

     *   10.38    First Amendment to Line of Credit Agreement; Open-end
                  Mortgage, Assignment of Rents and Security Agreement
                  (Leasehold) for Trumbull County; Open-end Mortgage, Assignment of Rents and Security Agreement for Summit County; Mortgage
                  Note to National City Bank, Columbus dated September 15, 1995;
                  Mortgage Note to Old Kent Bank dated September 15, 1995, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended
                  September 30, 1995.

     *   10.39    Second Amendment to Line of Credit Agreement dated December
                  22, 1995 between D.I.Y. Home Warehouse, National City Bank,
                  Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

     *   10.40    Third Amendment to Line of Credit Agreement Dated December 23,
                  1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.53 to the Registrant's Report on Form
                  10-K for the fiscal year ended December 28, 1996.

     *   10.41    Fourth Amendment to Line of Credit Agreement dated October 24,
                  1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form
                  10-Q for the quarter ended September 27, 1997.

     *   10.42    Fifth Amendment to Line of Credit Agreement dated April 4,
                  1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form
                  10-Q for the quarter ended July 4, 1998.

     *   10.43    Sixth Amendment to Line of Credit Agreement dated October 28,
                  1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form
                  10-Q for the quarter ended October 3, 1998.

     *   10.44    Partial Release of Mortgage to Open-End Mortgage Assignment of
                  Rents and Security Agreement for Richland County, Stark
                  County, Summit County, Trumball County and Medina County by
                  Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-Q for the quarter ended October 3, 1998.

     *   10.45    Amendment No. 1 to Open-End Mortgage, Assignment of Rents and
                  Security Agreement for Richland County, Stark County, Summit
                  County, Trumball County and Medina County between D.I.Y. Home
                  Warehouse, Inc., National City Bank and Old Kent Bank dated
                  October 28, 1998, incorporated herein by reference to Exhibit
                  10.7 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

     *   10.46    First Amendment to Mortgage Note between D.I.Y. Home
                  Warehouse, Inc. and National City Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended October
                  3, 1998.

     *   10.47    First Amendment to Security Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit
                  10.38 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

     *   10.48    Second Amendment to Security Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and
                  Old Kent Bank, incorporated herein by reference to Exhibit
                  10.9 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

     *   10.49    First Amendment to Subordination Agreement dated December 22,
                  1995 between D.I.Y. Home Warehouse, National City Bank,
                  Columbus, and Old Kent Bank, and Edgemere Enterprises, Inc., incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 30, 1995.

     *   10.50    Second Amendment to Subordination Agreement dated October 28,
                  1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit
                  10.3 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

     *   10.51    Modification to Revolving Credit Agreement, Line of Credit
                  Agreement, and Loan and Co-lender Agreement between D.I.Y.
                  Home Warehouse, Inc., National City Bank, Columbus, and Old
                  Kent Bank dated February 20, 1996, incorporated herein by reference to Exhibit 10.42 to the Registrant's Report on Form
                  10-K for the fiscal year ended December 30, 1995.

     *   10.52    1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May
                  25, 1994, incorporated herein by reference to Exhibit 10.48 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1994.

     *   10.53    1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May
                  24, 1995, incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 30, 1995.

     *   10.54    D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for
                  Non-Employee Directors, incorporated herein by reference to
                  Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

     *   10.55    Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc. dated January 1,
                  1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 1,
                  1995.

     *   10.56    Amended and Restated Employment Agreement between R. Scott
                  Eynon and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended July 1,
                  1995.

     *   10.57    Amended and Restated Employment Agreement between Dennis C.
                  Hoff and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended July 1,
                  1995.

     *   10.58    Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended July 4,
                  1998.

     *   10.59    Amended and Restated Employment Agreement between R. Scott
                  Eynon and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended July 4,
                  1998.

     *   10.60    Amended and Restated Employment Agreement between Dennis C.
                  Hoff and D.I.Y. Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-Q for the quarter ended July 4, 1998.

     *   10.61    Employment Agreement between Eric I. Glassman and D.I.Y. Home
                  Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form
                  10-Q for the quarter ended July 4, 1998.

     *   10.62    Transaction Bonus Agreement between Clifford L. Reynolds and
                  D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

     *   10.63    Transaction Bonus Agreement between R. Scott Eynon and D.I.Y.
                  Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

     *   10.64    Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y.
                  Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

     *   10.65    Transaction Bonus Agreement between Eric I. Glassman and
                  D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's
                  Report on Form 10-Q for the quarter ended July 4, 1998.

     *   10.66    General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996, incorporated herein by reference to
                  Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 29, 1996.

     *   10.67    Amended and Restated Employment Agreement between Clifford L.
                  Reynolds and D.I.Y. Home Warehouse, Inc. dated November 21,
                  1996, incorporated herein by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 28, 1996.

     *   10.68    Credit and Security Agreement dated October 27, 1998 among
                  D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended October
                  3, 1998.

     *   10.69    Amendment No. 3 to Amended and Restated Employment Agreement
                  between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc.
                  dated March 11, 1999, incorporated herein by reference to
                  Exhibit 10.69 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

     *   10.70    Amendment No. 2 to Amended and Restated Employment Agreement
                  between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated
                  March 11, 1999,
                  incorporated herein by reference to Exhibit 10.70 to the Registrant's Report on Form 10-K for the fiscal year ended
                  January 2, 1999.

     *   10.71    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated
                  March 11, 1999, incorporated herein by reference to Exhibit
                  10.71 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

     *   10.72    DIY Home Warehouse, Inc. 1993 Long Term Incentive Plan as
                  Amended March 17, 1999 and Approved by the Board of Directors
                  March 17, 1999, incorporated herein by reference to Exhibit
                  10.13 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999.

    **   27.1     Financial Data Schedule as of October 2, 1999, filed herewith.

___________________________
     *   Previously filed

    **   Filed herewith