Form 10-K405
period 2000-01-01
DIY HOME WAREHOUSE INC
filed 2000-03-31
CIK 899595

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO

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

         As of March 3, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $1,298,521 determined in accordance with the highest price at which the stock was sold on such date as reported by the OTC Bulletin Board.

         As of March 3, 2000, there were 7,276,059 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K to the extent noted herein. In addition, pages 2 through 12 of D.I.Y. Home Warehouse, Inc.'s 1999 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a)(1) of Part IV of this report.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         D.I.Y. Home Warehouse, Inc. ("DIY" or the "Company") operates eleven retail warehouse-format home improvement centers that sell products primarily to do-it-yourself home repair and remodeling customers. The Company's "DIY Home Warehouse" stores are located in Northeast Ohio and range in size from 66,000 to 109,000 square feet of enclosed selling space with an additional 12,000 to 20,000 square feet of outside selling space. Six of these retail centers are located in the Cleveland metropolitan area, three stores are in the Akron area and one store each is located in Warren and Ashtabula. DIY offers a high level of customer service, making shopping at its stores easy and convenient and, through its displays and trained staff, enabling do-it-yourself shoppers to conceptualize, design and complete their own home repair, maintenance and improvement projects. The Company also offers kitchen, bath and other product installation for its customers.

MERCHANDISING

         DIY offers a wide selection of home improvement products at everyday low prices. Each store carries approximately 30,000 SKUs, including variations in color and size. Brand name products are carried throughout each store. In addition, the Company carries several private label products, including paints and doors.

         The Company seeks to carry a broad and deep product selection in its core product areas. Core product areas are characterized by a high need for specialized customer service. The Company's two core product areas consist of
(a) Paint, Home Decorating, Floorcoverings and Ready To Assemble Furniture, and
(b) Lawn and Garden. In its non-core product areas, DIY seeks to carry as deep a selection as its competitors, but does not seek to carry a broad selection of products within the same category. Non-core product areas are characterized by products which do not require a high level of specialized service, but which are better stocked and sold in traditional warehouse-format for customer convenience. The Company's non-core product areas are Electrical, Lighting and Fans, Hardware, Plumbing and Building Materials.

         The following table depicts the percentage of total net sales data for the periods indicated, by product area.


                                                                    FISCAL YEAR ENDED
                                     --------------------------------------------------------------------------------
PRODUCT AREA                             JANUARY 1, 2000            JANUARY 2, 1999            JANUARY 3, 1998
------------                             ---------------            ---------------            ---------------
A.  Kitchen, Plumbing and Bath                  18.4%                     20.2%                      21.2%
B.  Paint, Home Decorating,
     Floorcoverings and Furniture               19.0                      17.0                       17.0
C.  Lawn and Garden                             18.9                      18.0                       15.0
D.  Lumber, Building Materials and
     Doors and Windows                          26.9                      28.0                       29.2
E.  Electrical, Lighting and Fans                8.9                       9.0                        9.6
F.  Hardware and Tools                           7.9                       7.8                        8.0
                                             -------                   -------                    -------
                                               100.0%                    100.0%                     100.0%
                                               =====                     =====                      =====

         Kitchen, Plumbing, and Bath. The Company carries a wide selection of kitchen cabinets, sinks, toilets, bathtubs, faucets, bathroom vanities and tops, shower surrounds and related products utilized in kitchen and bath remodeling projects. DIY offers two complete lines of ready to assemble cabinets and two lines of assembled cabinets which are stocked for customer carryout. The Company offers products over a broad price range but focuses its presentation on the more popular price product group in this category. Sales associates are available to assist customers in planning and designing remodeling projects as well as assisting in product selection.

         Paint, Home Decorating, Floorcoverings, and Furniture. The Company offers a wide assortment of interior and exterior paints, stains, varnishes and other surface applications, as well as sundry related supplies such as paint brushes, sand paper, paint thinner, glues and other similar items. Blinds and window treatments, closet and storage materials, wall coverings, floorcoverings (rugs, tiles and similar items) and other home decorating items are also featured in this product area. In addition to budget priced DIY "house label" products, DIY offers products from manufacturers such as Dutch Boy, Enterprise, Behr, Levolor and Cuprinol. Salespeople are available to computer custom match and mix paint colors and otherwise assist customers in planning and selecting products for their home decorating projects.

         Lawn and Garden. The Company carries a wide selection of seasonal items relating to landscaping and yard beautification and maintenance, such as annual flowers and other nursery stock, fertilizers, lawn mowers and garden tractors, barbecues and grills, soils and mulches, lawn and garden maintenance tools and similar items. DIY has enhanced its selection of patio furniture to fill a void in its market area with regard to the mid range price points in this category. DIY seeks to provide a large selection of lawn and garden goods, at high quality and low prices. This department provides both significant sales primarily in the second and third quarters of the year and substantial traffic of potential customers for other departments.

         Lumber, Building Materials, and Doors and Windows. The Company carries a wide selection of exterior and interior doors, storm windows and doors, steel entry doors, pre-hung doors, window units, skylights, moldings and other related products. This product area also offers treated and dimensional lumber, plywood, pine boards and other wood products.

         Electrical, Lighting and Fans, and Hardware and Tools. The Company offers a selection of heaters and fans, lights, lighting fixtures, switch plates, light bulbs, outlets, switches, electrical wire and conduit, fuses and circuit breakers, related electrical products, hand and power tools and accessories, fasteners, chains and other related tools and items. The Company features a large, attractive lighting display area with working samples. The Company's Hardware and Tools product area provides all necessary equipment to complete a do-it-yourself customer project.

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

         Customer questions, problems, returns and exchanges are handled at a convenient service desk near the main entrance to the store. Virtually all items offered by the Company carry the manufacturers' full product warranties. The Company has a "no-hassle" return policy for all of its products. If a customer is not satisfied, the Company will have the product repaired, exchange the product or refund the product purchase price. The Company does not operate a repair department.

         The Company accepts cash, check, Visa, MasterCard, American Express and Discover. DIY home centers are open seven days a week, from 7:30 a.m. to 9:00 p.m. on weekdays and Saturdays and from 9:00 a.m. to 6:00 p.m. on Sundays.

PURCHASING AND DISTRIBUTION

         The Company purchases over 85% of its merchandise directly from manufacturers. The balance, which are generally high turnover but long lead time items, are purchased through and stocked by distributors. Product re-orders are initiated at the store department level, after review of available stock and applying local knowledge as to sales patterns for particular items. Merchandise selection is centrally handled by buyers at the headquarters level to attain the most attractive volume discounts and programs available. DIY has a staff of five merchandisers, who report to the Company's President and Chief Executive Officer. Each merchandiser has responsibility for specified product categories.

         During fiscal 1999, the Company's top 10 vendors accounted for approximately 26% of its purchases, with no single supplier accounting for more than 8% of Company purchases. The number of active vendors is approximately 620. The Company is not dependent on any one vendor for any significant product. The Company does not license or contract the operating of departments within its stores to outside providers.

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

         The Company stocks inventory at levels appropriate to support its warehouse home center format and its wide product selection consisting of approximately 30,000 SKUs. The Company generally experiences its highest working capital requirements with respect to inventory during March and April when inventory quantities are increased in anticipation of higher spring and summer sales.

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

COMPETITION

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than DIY. Builders Square and Lowe's Company have had stores in the Company's markets since 1985 and 1994, respectively. However, Builders Square filed for Chapter 7 bankruptcy protection and exited the Northeastern Ohio marketplace during fiscal 1999. Lowe's has continued to expand with additional locations in 1996, 1997 and 1998. Beginning in the fourth quarter of 1997 and continuing through 1999, Home Depot began operations in several of the Company's markets. Both Home Depot and Lowe's have announced further expansion plans in 2000. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business, recoverability of asset values, financial condition and operating results.

EMPLOYEES

         Each DIY home center employs approximately 50 to 80 employees, supervised by a store manager, three assistant managers and 4 to 8 department heads. As of January 1, 2000, the Company employed approximately 702 persons, approximately 471 of whom were full-time employees. DIY is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be excellent.

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

                                                                 Leased                     Area in Square Feet
Store Location                Opening Date                       or Owned                   Interior Selling              Garden
--------------                ------------                       --------                   ----------------              ------
Greenhouse
----------
Cleveland, Ohio...........    March 1985..................       Leased...........         109,000        12,000            --
North Randall, Ohio.......    October 1985...............        Leased...........          83,000        17,000            --
Eastlake, Ohio............    August 1990.................       Leased...........          66,000        17,000            --
Elyria, Ohio..............    February 1992..............        Leased...........          72,000        16,200            --
Brook Park, Ohio..........    March 1993..................       Leased...........          93,000        18,000            --
Warren, Ohio..............    January 1994................       Owned, Land Lease          79,000        18,000            --
Akron, Ohio (Northeast)..     September 1994...........          Owned............          89,800        18,000            --
Medina, Ohio..............    March 1995..................       Owned............          83,200        20,000          3,200
Mentor, Ohio..............    April 1995.....................    Leased...........          86,100        15,000            --
Akron, Ohio (Southeast)...    June 1995....................      Owned............          85,400        15,000          3,200
Ashtabula, Ohio...........    November 1995............          Owned, Land Lease          84,200        15,750          3,200

         The Company's headquarters consist of approximately 12,100 square feet of leased space in Valley View, Ohio, near Cleveland. The Company also leases 38,500 square feet of warehouse space near the Company's headquarters.

         The Company leases or subleases six of its retail properties. In addition, two of the Company's retail stores are subject to land leases. The various lease terms expire between 1 and 8 years, and have renewal options ranging from 2 to 45 years. The leases generally provide for additional rental payments based upon a percentage of gross or net store sales above various levels. The Company subleases portions of premises not being used by the Company to various third parties.

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

         As of March 3, 2000, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.56 and there were approximately 189 holders of record of Common Stock. Based on information provided to the Company by certain holders of record, the Company estimates there are in excess of 1,000 beneficial shareholders. The Company has not paid any cash dividends on its Common Stock in the past four fiscal years. Management intends to follow a policy of retaining earnings in the foreseeable future in order to finance the development and operations of its business. The declaration and payment of dividends will be within the discretion of the Company's Board of Directors and would depend, among other factors, on the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions with respect to payment of dividends.

         The following table sets forth a quarterly summary, for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, of the high and low closing sales prices as reported by Nasdaq NNM or, after December 2, 1998, the OTC Bulletin Board.

                             1999             1998            1997
                        -------------------------------------------------
Fiscal Quarter           High     Low    High     Low     High     Low
--------------           ----     ---    ----     ---     ----     ---
         1st             $0.75   $0.19   $3.25   $2.69    $4.63   $3.50
         2nd              0.84    0.56    3.13    2.00     4.63    3.25
         3rd              0.97    0.63    2.06    1.06     4.06    2.38
         4th              0.75    0.53    1.25    0.25     4.56    2.50

ITEM 6. SELECTED FINANCIAL DATA

         The information for the fiscal years 1995-1999 under the heading "Selected Financial Data and Operating Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000, on page 12 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000, on pages 2 through 4 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information under the headings "Statement of Operations, Statement of Shareholders' Equity, Balance Sheet, Statement of Cash Flows, Notes to Financial Statements and Report of Independent Accountants" contained in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000, on pages 5 through 11 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

        To be provided by subsequent filing.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

                  (1)      Financial Statements:

                           The following financial statements of D.I.Y. Home Warehouse, Inc. are filed herewith by incorporation by reference from pages 5 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, as provided in
                           Item 8 hereof:

                           Statement of Operations for the Years Ended January 1, 2000, January 2, 1999 and January 3, 1998;

                           Statement of Stockholders' Equity for the Years Ended January 1, 2000, January 2, 1999 and January 3, 1998;

                           Balance Sheet as of January 1, 2000 and January 2, 1999;

                           Statement of Cash Flows for the Years Ended January 1, 2000, January 2, 1999 and January 3, 1998;

                           Notes to Financial Statements;

                           Report of Independent Accountants.

                  (2)      Financial Statement Schedules:

                           Financial Statement Schedules have been omitted because they are not required, are not applicable, or the required information is included in the financial statements or the notes thereto.

                  (3)      Exhibits required by Item 601 of Regulation S-K:

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

         10.1     Compensation and Employee Benefit Plans of the Registrant

                  10.1.1 D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended February 23, 1994 and Approved by Stockholders May 25, 1994, incorporated herein by reference to Exhibit 10.18 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.2 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Clifford L. Reynolds, incorporated herein by reference to Exhibit 10.22 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.3 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and R. Scott Eynon, incorporated herein by reference to Exhibit 10.23 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.4 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Dennis C. Hoff, incorporated herein by reference to Exhibit 10.24 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.5 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and John M. Erb, incorporated herein by reference to Exhibit 10.25 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.6 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Fred A. Erb, incorporated herein by reference to Exhibit 10.26 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.7 Tax Indemnification Agreement among D.I.Y. Home Warehouse, Inc. and Fred A. Erb, Clifford L. Reynolds, R. Scott Eynon, Dennis C. Hoff and John M. Erb, incorporated herein by reference to Exhibit
                           10.27 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.8 D.I.Y. Home Warehouse, Inc.'s 401K Plan, incorporated herein by reference to Exhibit 10.28 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.9 1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May 25, 1994, incorporated herein by reference to Exhibit 10.48 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                  10.1.10 Amended and Restated Employment Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

                           10.1.10.a  Amended and Restated Employment Agreement
                                      between Clifford L. Reynolds and D.I.Y.
                                      Home Warehouse, Inc. dated November 21,
                                      1996, incorporated herein by reference to
                                      Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

                           10.1.10.b  Amended and Restated Employment Agreement
                                      between Clifford L. Reynolds and D.I.Y.
                                      Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to
                                      Exhibit 10.4 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

                           10.1.10.c  Amendment No. 3 to Amended and Restated
                                      Employment Agreement between Clifford L.
                                      Reynolds and D.I.Y. Home Warehouse, Inc.
                                      dated March 11, 1999, incorporated herein by reference to Exhibit 10.69 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

                           10.1.10.d  Amendment No. 4 to Amended and Restated
                                      Employment Agreement between Clifford L.
                                      Reynolds and D.I.Y. Home Warehouse, Inc.
                                      dated November 30, 1999, filed herewith.

                  10.1.11 Amended and Restated Employment Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to
                           Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

                           10.1.11.a  Amended and Restated Employment Agreement
                                      between R. Scott Eynon and D.I.Y. Home
                                      Warehouse, Inc. dated May 28, 1998,
                                      incorporated herein by reference to
                                      Exhibit 10.5 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

                           10.1.11.b  Amendment No. 2 to Amended and Restated
                                      Employment Agreement between R. Scott
                                      Eynon and D.I.Y. Home Warehouse, Inc.
                                      dated March 11, 1999, incorporated herein by reference to Exhibit 10.70 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

                           10.1.11.c  Amendment No. 3 to Amended and Restated
                                      Employment Agreement between R. Scott
                                      Eynon and D.I.Y. Home Warehouse, Inc.
                                      dated November 30, 1999, filed herewith.

                  10.1.12 Amended and Restated Employment Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to
                           Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

                           10.1.12.a  Amended and Restated Employment Agreement
                                      between Dennis C. Hoff and D.I.Y. Home
                                      Warehouse, Inc. dated May 28, 1998,
                                      incorporated herein by reference to
                                      Exhibit 10.6 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

                  10.1.13 Form of Non-Qualified Stock Option Agreement under the D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.1.14 1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan dated May 24, 1995, incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.1.15 D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.1.16 Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

                  10.1.17 Transaction Bonus Agreement between Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit
                           10.8 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

                  10.1.18 Transaction Bonus Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

                  10.1.19 Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

                  10.1.20 Transaction Bonus Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

                  10.1.21 Amendment No. 1 to Amended and Restated Employment Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated March 11, 1999, incorporated herein by reference to Exhibit 10.71 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

                  10.1.22 DIY Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended March 17, 1999 and Approved by the Board of Directors March 17, 1999, incorporated herein by reference to Exhibit 10.13 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999.

         10.2     Material Leases of the Registrant

                  10.2.1 Sublease between D.I.Y. Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992, incorporated herein by reference to Exhibit 10.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.2.2 Indenture of Lease between Smith - D.I.Y. Center Limited Partnership and D.I.Y. Home Warehouse, Inc., dated December 27, 1985, incorporated herein by reference to Exhibit 10.2 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.2.3 Amendment to Lease between D.I.Y. Center Associates (successor in interest to Smith - D.I.Y. Center Limited Partnership) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                           10.2.3.a Amendment to Lease between D.I.Y. Center Associates, L.P. and D.I.Y. Home Warehouse, Inc. dated March 21, 1995, incorporated herein by reference to
                                      Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                  10.2.4 Lease between Fred A. Erb and D.I.Y. Home Warehouse, Inc., dated March 1, 1993, incorporated herein by reference to Exhibit 10.4 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.2.5 Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                           10.2.5.a Addendum #1 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 2, 1991, incorporated herein by reference to
                                      Exhibit 10.6 to Registrant's Registration
                                      Statement No. 33-60012 on Form S-1 filed
                                      May 18, 1993.

                           10.2.5.b Addendum #2 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 16, 1991, incorporated herein by reference to
                                      Exhibit 10.7 to Registrant's Registration
                                      Statement No. 33-60012 on Form S-1 filed
                                      May 18, 1993.

                  10.2.6 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.2.7 Sublease between The Wholesale Club, Inc. and D.I.Y. Home Warehouse, Inc., dated November 25, 1992, incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.2.8 Lease between Myron S. Viny, dba Central Valley Properties, and D.I.Y. Home Warehouse, Inc., dated February 26, 1993, but effective beginning May 1, 1993, incorporated herein by reference to Exhibit
                           10.12 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                           10.2.8.a Modification and Supplement to lease between the Estate of Myron S. Viny (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated November 27, 1995, incorporated herein by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.2.9 Agreement of Lease (Boardman Facility) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of October 1, 1993, incorporated herein by reference to Exhibit
                           10.38 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

                           10.2.9.a Second Amendment to Agreement Lease (Boardman facility) between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998, incorporated herein by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.2.10 Lease between Elmhurst Properties, Inc. and D.I.Y. Home Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

                  10.2.11 Assignment and Assumption of Lease and Sublease between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                  10.2.12 Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.3     Credit Agreements of the Registrant

                  10.3.1 $1,250,000 Promissory Note from D.I.Y. Home Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.3.2 Security Agreement between D.I.Y. Home Warehouse and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.3.3 Revolving Credit Agreement and Security Agreement dated December 7, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                  10.3.4 Loan and Co-lender Agreement and Open-End Mortgage, Assignment of Rents and Security Agreement dated December 23, 1994 between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus, and Old Kent Bank and Trust Company, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                           10.3.4.a First Amendment to Loan and Co-Lender Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995

                           10.3.4.b Second Amendment to Loan and Co-Lender Agreement dated December 23, 1996 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to
                                      Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

                           10.3.4.c Third Amendment to Loan and Co-Lender Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to
                                      Exhibit 10.2 to the Registrant's Report on
                                      Form 10-Q for the quarter ended September
                                      27, 1997.

                           10.3.4.d Fourth Amendment to Loan and Co-Lender Agreement dated April 4, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to
                                      Exhibit 10.2 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

                           10.3.4.e Fifth Amendment to Loan and Co-Lender Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to
                                      Exhibit 10.4 to the Registrant's Report on
                                      Form 10-Q for the quarter ended October 3, 1998.

                  10.3.5 Line of Credit Agreement for Real Estate Loans, Open-end Mortgage, Assignment of Rents and Security Agreement, and Mortgage Notes between D.I.Y. Home Warehouse, Inc. and National City Bank, Columbus and Old Kent Bank dated April 28, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 1, 1995.

                           10.3.5.a   First Amendment to Line of Credit
                                      Agreement; Open-end Mortgage, Assignment of Rents and Security Agreement (Leasehold) for Trumbull County; Open-end Mortgage, Assignment of Rents and Security Agreement for Summit County; Mortgage Note to National City Bank, Columbus dated September 15, 1995; Mortgage Note to Old Kent Bank dated September 15, 1995, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

                           10.3.5.b Second Amendment to Line of Credit Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                           10.3.5.c   Third Amendment to Line of Credit
                                      Agreement Dated December 23, 1996 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.53 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

                           10.3.5.d Fourth Amendment to Line of Credit Agreement dated October 24, 1997 between D.I.Y. Home Warehouse, Inc., National City Bank of Columbus and Old Kent Bank, incorporated herein by reference to
                                      Exhibit 10.3 to the Registrant's Report on
                                      Form 10-Q for the quarter ended September
                                      27, 1997.

                           10.3.5.e   Fifth Amendment to Line of Credit
                                      Agreement dated April 4, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.1 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

                           10.3.5.f   Sixth Amendment to Line of Credit
                                      Agreement dated October 28, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.5 to the Registrant's Report on
                                      Form 10-Q for the quarter ended October 3, 1998.

                  10.3.6 First Amendment to Security Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.3.7 First Amendment to Subordination Agreement dated December 22, 1995 between D.I.Y. Home Warehouse, National City Bank, Columbus, and Old Kent Bank, and Edgemere Enterprises, Inc., incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.3.8 Partial Release of Mortgage to Open-End Mortgage Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County by Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.3.9 Modification to Revolving Credit Agreement, Line of Credit Agreement, and Loan and Co-lender Agreement between D.I.Y. Home Warehouse, Inc., National City Bank, Columbus, and Old Kent Bank dated February 20, 1996, incorporated herein by reference to Exhibit
                           10.42 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

                  10.3.10 General Business Lease Agreement with IBM Credit Corporation dated May 30, 1996, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 29, 1996.

                  10.3.11 Amendment No. 1 to Open-End Mortgage, Assignment of Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit
                           10.7 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.3.12 First Amendment to Mortgage Note between D.I.Y. Home Warehouse, Inc. and National City Bank dated October 28, 1998, incorporated herein by reference to Exhibit
                           10.8 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.3.13 Second Amendment to Security Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.3.14 Second Amendment to Subordination Agreement dated October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

                  10.3.15 Credit and Security Agreement dated October 27, 1998 among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

         10.4 Real Estate Purchase Agreement (Mansfield) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

         10.5 Real Estate Purchase Agreement (Mansfield and Canton) between D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated March 3, 1999, filed herewith.

         10.6 Sale of Merchandise Agreement (Mansfield and West Market) between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated June 3 1999, filed herewith.

         10.7 Sale of Merchandise Agreement (Boardman) between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated June 11, 1999, filed herewith.

         13.1 Annual Report to the Shareholders of D.I.Y. Home Warehouse, Inc. for the fiscal year ended January 1, 2000, certain portions of which are incorporated by reference herein.

         23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

         27.1 Financial Data Schedule for the fiscal year ended January 1, 2000, filed herewith.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2000                   D.I.Y. HOME WAREHOUSE, INC.

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


/s/ FRED A. ERB                                      /s/ GREGORY K. JONES
-----------------------------------                  --------------------------
Fred A. Erb                                          Gregory K. Jones
Chairman of the Board of Directors                   Director
Dated:  March 29, 2000                               Dated:  March 29, 2000


/s/ CLIFFORD L. REYNOLDS                             /s/ JOHN A. SHIELDS
-----------------------------------                  --------------------------
Clifford L. Reynolds                                 John A. Shields
Director and President                               Director
(principal executive officer)                        Dated:  March 29, 2000
Dated:  March 29, 2000


/s/ R. SCOTT EYNON                                   /s/ MARK A. TIMMERMAN
-----------------------------------                  --------------------------
R. Scott Eynon                                       Mark A. Timmerman
Vice President-Operations and Director               Director
Dated:  March 29, 2000                               Dated:  March 29, 2000


/s/ JOHN M. ERB                                      /s/ TODD R. AYERS
------------------------------------                 --------------------------
John M. Erb                                          Todd R. Ayers
Secretary and Director                               Controller
Dated:  March 29, 2000                               Dated:  March 29, 2000

                           D.I.Y. Home Warehouse, Inc.

         Exhibits to Form 10-K for the Fiscal Year Ended January 1, 2000

                                Index to Exhibits



Where
Filed
-----

    *    3.1      Articles of Incorporation of D.I.Y. Home Warehouse, Inc., as
                  amended, incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *    3.2      Amended and Restated Code of Regulations of D.I.Y. Home
                  Warehouse, Inc., incorporated herein by reference to Exhibit
                  3.2 to Registrant's Registration Statement No. 33-60012 on
                  Form S-1 filed May 18, 1993.

         10.1     Compensation and Employee Benefit Plans of the Registrant

    *             10.1.1   D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive
                           Plan as Amended February 23, 1994 and Approved by
                           Stockholders May 25, 1994, incorporated herein by reference to Exhibit 10.18 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.2   Indemnification Agreement between D.I.Y. Home
                           Warehouse, Inc. and Clifford L. Reynolds, incorporated herein by reference to Exhibit 10.22 to Registrant's Registration Statement No. 33-60012 on
                           Form S-1 filed May 18, 1993.

    *             10.1.3   Indemnification Agreement between D.I.Y. Home
                           Warehouse, Inc. and R. Scott Eynon, incorporated herein by reference to Exhibit 10.23 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.4   Indemnification Agreement between D.I.Y. Home
                           Warehouse, Inc. and Dennis C. Hoff, incorporated herein by reference to Exhibit 10.24 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.5   Indemnification Agreement between D.I.Y. Home
                           Warehouse, Inc. and John M. Erb, incorporated herein by reference to Exhibit 10.25 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.6   Indemnification Agreement between D.I.Y. Home
                           Warehouse, Inc. and Fred A. Erb, incorporated herein by reference to Exhibit 10.26 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.7   Tax Indemnification Agreement among D.I.Y. Home
                           Warehouse, Inc. and Fred A. Erb, Clifford L.
                           Reynolds, R. Scott Eynon, Dennis C. Hoff and John M.
                           Erb, incorporated herein by reference to Exhibit
                           10.27 to Registrant's Registration Statement No.
                           33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.8   D.I.Y. Home Warehouse, Inc.'s 401K Plan, incorporated
                           herein by reference to Exhibit 10.28 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.1.9   1994 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan
                           dated May 25, 1994, incorporated herein by reference to Exhibit 10.48 to the Registrant's Report on Form
                           10-K for the fiscal year ended December 31, 1994.

    *             10.1.10  Amended and Restated Employment Agreement between
                           Clifford L. Reynolds and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

    *                      10.1.10.a  Amended and Restated Employment Agreement
                                      between Clifford L. Reynolds and D.I.Y.
                                      Home Warehouse, Inc. dated November 21,
                                      1996, incorporated herein by reference to
                                      Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 28, 1996.

    *                      10.1.10.b  Amended and Restated Employment Agreement
                                      between Clifford L. Reynolds and D.I.Y.
                                      Home Warehouse, Inc. dated May 28, 1998, incorporated herein by reference to
                                      Exhibit 10.4 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

    *                      10.1.10.c  Amendment No. 3 to Amended and Restated
                                      Employment Agreement between Clifford L.
                                      Reynolds and D.I.Y. Home Warehouse, Inc.
                                      dated March 11, 1999, incorporated herein by reference to Exhibit 10.69 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

    **                     10.1.10.d  Amendment No. 4 to Amended and Restated
                                      Employment Agreement between Clifford L.
                                      Reynolds and D.I.Y. Home Warehouse, Inc.
                                      dated November 30, 1999, filed herewith.

    *             10.1.11  Amended and Restated Employment Agreement between R.
                           Scott Eynon and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to
                           Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

    *                      10.1.11.a  Amended and Restated Employment Agreement
                                      between R. Scott Eynon and D.I.Y. Home
                                      Warehouse, Inc. dated May 28, 1998,
                                      incorporated herein by reference to
                                      Exhibit 10.5 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

    *                      10.1.11.b  Amendment No. 2 to Amended and Restated
                                      Employment Agreement between R. Scott
                                      Eynon and D.I.Y. Home Warehouse, Inc.
                                      dated March 11, 1999, incorporated herein by reference to Exhibit 10.70 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

    **                     10.1.11.c  Amendment No. 3 to Amended and Restated
                                      Employment Agreement between R. Scott
                                      Eynon and D.I.Y. Home Warehouse, Inc.
                                      dated November 30, 1999, filed herewith.

    *             10.1.12  Amended and Restated Employment Agreement between
                           Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated January 1, 1995, incorporated herein by reference to
                           Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1995.

    *                      10.1.12.a  Amended and Restated Employment Agreement
                                      between Dennis C. Hoff and D.I.Y. Home
                                      Warehouse, Inc. dated May 28, 1998,
                                      incorporated herein by reference to
                                      Exhibit 10.6 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

    *             10.1.13  Form of Non-Qualified Stock Option Agreement under the D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.1.14  1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan
                           dated May 24, 1995, incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.1.15  D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan
                           for Non-Employee Directors, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.1.16  Employment Agreement between Eric I. Glassman and
                           D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

    *             10.1.17  Transaction Bonus Agreement between Clifford L.
                           Reynolds and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit
                           10.8 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

    *             10.1.18  Transaction Bonus Agreement between R. Scott Eynon and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

    *             10.1.19  Transaction Bonus Agreement between Dennis C. Hoff and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

    *             10.1.20  Transaction Bonus Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated July 1, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Report on Form 10-Q for the quarter ended July 4, 1998.

    *             10.1.21  Amendment No. 1 to Amended and Restated Employment
                           Agreement between Eric I. Glassman and D.I.Y. Home Warehouse, Inc. dated March 11, 1999, incorporated herein by reference to Exhibit 10.71 to the Registrant's Report on Form 10-K for the fiscal year ended January 2, 1999.

    *             10.1.22  DIY Home Warehouse, Inc. 1993 Long Term Incentive
                           Plan as Amended March 17, 1999 and Approved by the Board of Directors March 17, 1999, incorporated herein by reference to Exhibit 10.13 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999.

         10.2     Material Leases of the Registrant

    *             10.2.1   Sublease between D.I.Y. Ohio Real Estate Associates
                           Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992, incorporated herein by reference to Exhibit 10.1 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.2.2   Indenture of Lease between Smith - D.I.Y. Center
                           Limited Partnership and D.I.Y. Home Warehouse, Inc., dated December 27, 1985, incorporated herein by reference to Exhibit 10.2 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.2.3   Amendment to Lease between D.I.Y. Center Associates
                           (successor in interest to Smith - D.I.Y. Center
                           Limited Partnership) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to Registrant's Registration
                           Statement No. 33-60012 on Form S-1 filed May 18,
                           1993.

    *                      10.2.3.a   Amendment to Lease between D.I.Y. Center
                                      Associates, L.P. and D.I.Y. Home
                                      Warehouse, Inc. dated March 21, 1995,
                                      incorporated
                                      herein by reference to Exhibit 10.51 to
                                      the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.2.4   Lease between Fred A. Erb and D.I.Y. Home Warehouse,
                           Inc., dated March 1, 1993, incorporated herein by reference to Exhibit 10.4 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.2.5   Lease Agreement between West Park Limited, Inc. and
                           D.I.Y. Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to Registrant's Registration Statement No. 33-60012 on
                           Form S-1 filed May 18, 1993.

    *                      10.2.5.a   Addendum #1 to Lease Agreement between
                                      West Park Limited, Inc. and D.I.Y. Home
                                      Warehouse, Inc., dated September 2, 1991, incorporated herein by reference to
                                      Exhibit 10.6 to Registrant's Registration
                                      Statement No. 33-60012 on Form S-1 filed
                                      May 18, 1993.

    *                      10.2.5.b   Addendum #2 to Lease Agreement between
                                      West Park Limited, Inc. and D.I.Y. Home
                                      Warehouse, Inc., dated September 16, 1991, incorporated herein by reference to
                                      Exhibit 10.7 to Registrant's Registration
                                      Statement No. 33-60012 on Form S-1 filed
                                      May 18, 1993.

    *             10.2.6   Sublease between The Wholesale Club, Inc. and D.I.Y.
                           Home Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to Registrant's Registration Statement No. 33-60012 on
                           Form S-1 filed May 18, 1993.

    *             10.2.7   Sublease between The Wholesale Club, Inc. and D.I.Y.
                           Home Warehouse, Inc., dated November 25, 1992, incorporated herein by reference to Exhibit 10.9 to Registrant's Registration Statement No. 33-60012 on
                           Form S-1 filed May 18, 1993.

    *             10.2.8   Lease between Myron S. Viny, dba Central Valley
                           Properties, and D.I.Y. Home Warehouse, Inc., dated
                           February 26, 1993, but effective beginning May 1,
                           1993, incorporated herein by reference to Exhibit
                           10.12 to Registrant's Registration Statement No.
                           33-60012 on Form S-1 filed May 18, 1993.

    *                      10.2.8.a   Modification and Supplement to lease
                                      between the Estate of Myron S. Viny
                                      (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated
                                      November 27, 1995, incorporated herein by reference to Exhibit 10.12 to Registrant's
                                      Report on Form 10-K for the fiscal year
                                      ended December 30, 1995.

    *             10.2.9   Agreement of Lease (Boardman Facility) between DIY
                           Ohio Real Estate Associates Limited Partnership and
                           D.I.Y. Home Warehouse, Inc. dated as of October 1,
                           1993, incorporated herein by reference to Exhibit
                           10.38 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

    *                      10.2.9.a   Second Amendment to Agreement Lease
                                      (Boardman facility) between D.I.Y. Home
                                      Warehouse, Inc. and D.I.Y. Ohio Real
                                      Estate Associated Limited Partnership (the
                                      Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated
                                      October 22, 1998, incorporated herein by reference to Exhibit 10.9 to Registrant's
                                      Report on Form 10-Q for the quarter ended
                                      October 3, 1998.

    *             10.2.10  Lease between Elmhurst Properties, Inc. and D.I.Y.
                           Home Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

    *             10.2.11  Assignment and Assumption of Lease and Sublease
                           between Kmart Corporation and D.I.Y. Home Warehouse, Inc. dated December 22, 1994, incorporated herein by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.2.12  Shopping Center Lease between KCHGC, Inc. and D.I.Y.
                           Home Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

         10.3     Credit Agreements of the Registrant

    *             10.3.1   $1,250,000 Promissory Note from D.I.Y. Home
                           Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                           Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.3.2   Security Agreement between D.I.Y. Home Warehouse and
                           Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to Registrant's
                           Registration Statement No. 33-60012 on Form S-1 filed
                           May 18, 1993.

    *             10.3.3   Revolving Credit Agreement and Security Agreement
                           dated December 7, 1994 between D.I.Y. Home Warehouse,
                           Inc. and National City Bank, Columbus, and Old Kent
                           Bank and Trust Company, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.3.4   Loan and Co-lender Agreement and Open-End Mortgage,
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

    *                      10.3.4.a   First Amendment to Loan and Co-Lender
                                      Agreement dated December 22, 1995 between
                                      D.I.Y. Home Warehouse, National City Bank,
                                      Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995

    *                      10.3.4.b   Second Amendment to Loan and Co-Lender
                                      Agreement dated December 23, 1996 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended
                                      December 28, 1996.

    *                      10.3.4.c   Third Amendment to Loan and Co-Lender
                                      Agreement dated October 24, 1997 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.2 to the Registrant's Report on
                                      Form 10-Q for the quarter ended September
                                      27, 1997.

    *                      10.3.4.d   Fourth Amendment to Loan and Co-Lender
                                      Agreement dated April 4, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.2 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

    *                      10.3.4.e   Fifth Amendment to Loan and Co-Lender
                                      Agreement dated October 28, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of

                                      Columbus and Old Kent Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.5   Line of Credit Agreement for Real Estate Loans,
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

    *                      10.3.5.a   First Amendment to Line of Credit
                                      Agreement; Open-end Mortgage, Assignment of Rents and Security Agreement
                                      (Leasehold) for Trumbull County; Open-end
                                      Mortgage, Assignment of Rents and Security
                                      Agreement for Summit County; Mortgage Note to National City Bank, Columbus dated
                                      September 15, 1995; Mortgage Note to Old
                                      Kent Bank dated September 15, 1995,
                                      incorporated herein by reference to
                                      Exhibit 10.1 to Registrant's Report on
                                      Form 10-Q for the quarter ended September
                                      30, 1995.

    *                      10.3.5.b   Second Amendment to Line of Credit
                                      Agreement dated December 22, 1995 between
                                      D.I.Y. Home Warehouse, National City Bank,
                                      Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *                      10.3.5.c   Third Amendment to Line of Credit
                                      Agreement Dated December 23, 1996 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.53 to the Registrant's Report on Form 10-K for the fiscal year ended
                                      December 28, 1996.

    *                      10.3.5.d   Fourth Amendment to Line of Credit
                                      Agreement dated October 24, 1997 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.3 to the Registrant's Report on
                                      Form 10-Q for the quarter ended September
                                      27, 1997.

    *                      10.3.5.e   Fifth Amendment to Line of Credit
                                      Agreement dated April 4, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.1 to the Registrant's Report on
                                      Form 10-Q for the quarter ended July 4,
                                      1998.

    *                      10.3.5.f   Sixth Amendment to Line of Credit
                                      Agreement dated October 28, 1998 between
                                      D.I.Y. Home Warehouse, Inc., National City
                                      Bank of Columbus and Old Kent Bank,
                                      incorporated herein by reference to
                                      Exhibit 10.5 to the Registrant's Report on
                                      Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.6   First Amendment to Security Agreement dated December
                           22, 1995 between D.I.Y. Home Warehouse, National City
                           Bank, Columbus, and Old Kent Bank, incorporated herein by reference to Exhibit 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.3.7   First Amendment to Subordination Agreement dated
                           December 22, 1995 between D.I.Y. Home Warehouse,
                           National City Bank, Columbus, and Old Kent Bank, and
                           Edgemere Enterprises, Inc., incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.3.8   Partial Release of Mortgage to Open-End Mortgage
                           Assignment of Rents and Security Agreement for
                           Richland County, Stark County, Summit County,
                           Trumball County and Medina County by Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.9   Modification to Revolving Credit Agreement, Line of
                           Credit Agreement, and Loan and Co-lender Agreement between D.I.Y. Home Warehouse, Inc., National City
                           Bank, Columbus, and Old Kent Bank dated February 20,
                           1996, incorporated herein by reference to Exhibit
                           10.42 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

    *             10.3.10  General Business Lease Agreement with IBM Credit
                           Corporation dated May 30, 1996, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 29, 1996.

    *             10.3.11  Amendment No. 1 to Open-End Mortgage, Assignment of
                           Rents and Security Agreement for Richland County, Stark County, Summit County, Trumball County and Medina County between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank dated October 28, 1998, incorporated herein by reference to Exhibit
                           10.7 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.12  First Amendment to Mortgage Note between D.I.Y. Home
                           Warehouse, Inc. and National City Bank dated October 28, 1998, incorporated herein by reference to Exhibit
                           10.8 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.13  Second Amendment to Security Agreement dated October
                           28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.14  Second Amendment to Subordination Agreement dated
                           October 28, 1998 between D.I.Y. Home Warehouse, Inc., National City Bank and Old Kent Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *             10.3.15  Credit and Security Agreement dated October 27, 1998 among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City Commercial Finance, Inc, as agent and National City Bank as Letter of Credit Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

    *    10.4     Real Estate Purchase Agreement (Mansfield) between DIY Ohio
                  Real Estate Associates Limited Partnership and D.I.Y. Home
                  Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

    **   10.5     Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, filed herewith.

    **   10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, filed herewith.

    **   10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y Home
                  Warehouse, Inc. and Schottenstein Bernstein Capital Group,
                  LLC, dated June 11, 1999, filed herewith.

    **   13.1     Annual Report to the Shareholders of D.I.Y. Home Warehouse,
                  Inc. for the fiscal year ended January 1, 2000, certain portions of which are incorporated by reference herein.

    **   23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

    **   27.1     Financial Data Schedule for the fiscal year ended January 1,
                  2000, filed herewith.


------------------

    *    Previously filed
    **   Filed herewith