Form 10-Q
period 2000-04-01
DIY HOME WAREHOUSE INC
filed 2000-05-15
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 1, 2000

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

                                                          Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at April 1, 2000
--------------------------                ----------------------------
Common Stock, no par value                      7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


                  INDEX                                               PAGE NO.
                  -----                                               --------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Balance Sheet -
            April 1, 2000 and January 1, 2000.......................      3

            Condensed Statement of Operations -
            Three Months Ended April 1, 2000 and April 3, 1999......      4

            Condensed Statement of Stockholders'
            Equity - Three Months Ended April 1, 2000...............      5

            Condensed Statement of Cash Flows -
            Three Months Ended April 1, 2000 and April 3, 1999......      6

            Notes to Condensed Financial Statements.................      7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations........   8 - 11


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................   12 - 21



                                                  PART I - FINANCIAL INFORMATION

                                                   D.I.Y. HOME WAREHOUSE, INC.
                                                     CONDENSED BALANCE SHEET

                                                                           April 1, 2000         January 1, 2000
                                                                           -------------        ----------------
           Assets                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $    488,831            $    309,349
  Refundable federal income taxes                                                606,170                 606,170
  Merchandise inventories                                                     29,383,163              24,084,280
  Deferred income taxes                                                        1,607,032               1,636,875
  Prepaid expenses and other assets                                              830,354                 936,087
                                                                            ------------            ------------
       Total current assets                                                   32,915,550              27,572,761

Property and equipment, at cost                                               39,183,451              39,178,327
  Less accumulated depreciation and amortization                              15,807,400              15,142,429
                                                                            ------------            ------------
       Property and equipment, net                                            23,376,051              24,035,898
Other assets                                                                     175,091                 196,437
                                                                            ------------            ------------
       Total assets                                                         $ 56,466,692            $ 51,805,096
                                                                            ============            ============

           Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt                                      $    188,900            $    188,900
  Accounts payable                                                             7,446,073               4,572,801
  Accrued expenses and other                                                   1,725,638               2,763,431
                                                                            ------------            ------------
       Total current liabilities                                               9,360,611               7,525,132

Revolving credit                                                               9,306,180               5,310,031
Long-term debt                                                                    53,899                 100,055
Deferred income taxes                                                          2,862,798               2,862,798
                                                                            ------------            ------------
       Total liabilities                                                      21,583,488              15,798,016

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                                  --                      --
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as of April
       1, 2000 and January 1, 2000                                            22,955,462              22,955,462
  Retained earnings                                                           12,129,183              13,253,059
  Treasury stock, 357,800 shares at cost                                        (201,441)               (201,441)
                                                                            ------------            ------------
       Total shareholders' equity                                             34,883,204              36,007,080
                                                                            ------------            ------------
       Total liabilities and shareholders' equity                           $ 56,466,692            $ 51,805,096
                                                                            ============            ============





            See accompanying notes to condensed financial statements.



                                                   D.I.Y. HOME WAREHOUSE, INC.
                                                CONDENSED STATEMENT OF OPERATIONS
                                                           (Unaudited)


                                                                               For the three months ended
                                                                          April 1, 2000            April 3, 1999
                                                                          -------------            -------------
Net sales                                                                  $ 17,129,388             $ 29,162,507

Cost of sales                                                                12,052,994               20,752,216
                                                                           ------------             ------------

     Gross profit                                                             5,076,394                8,410,291

Store operating, general and administrative expenses                          6,752,828                9,060,924
Store closing costs                                                                --                    259,656
                                                                           ------------             ------------

Operating loss                                                               (1,676,434)                (910,289)

Other expense, net                                                              177,875                  332,080
                                                                           ------------             ------------

Loss before income taxes                                                     (1,854,309)              (1,242,369)

     Income tax benefit                                                        (730,433)                (509,364)
                                                                           ------------             ------------

     Net loss                                                              $ (1,123,876)            $   (733,005)
                                                                           ============             ============

     Loss per common share, basic and diluted                              $      (0.15)            $      (0.10)
                                                                           ============             ============

     Weighted average common shares outstanding, basic and
         diluted                                                              7,276,059                7,276,059
                                                                           ============             ============














            See accompanying notes to condensed financial statements.


                                                     D.I.Y. HOME WAREHOUSE, INC.
                                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED APRIL 1, 2000
                                                             (Unaudited)

                                             Common Stock                  Retained          Treasury         Stockholders'
                                      Shares             Amount            Earnings            Stock             Equity
                                   ------------       ------------       ------------      ------------       ------------

Balances, January 1, 2000             7,276,059       $ 22,955,462       $ 13,253,059      $   (201,441)      $ 36,007,080

Net loss                                                                   (1,123,876)                          (1,123,876)
                                   ------------       ------------       ------------      ------------       ------------

Balances, April 1, 2000               7,276,059       $ 22,955,462       $ 12,129,183      $   (201,441)      $ 34,883,204
                                   ============       ============       ============      ============       ============






















            See accompanying notes to condensed financial statements.



                                                   D.I.Y. HOME WAREHOUSE, INC.
                                                CONDENSED STATEMENT OF CASH FLOWS
                                                           (Unaudited)

                                                                          For the three months ended
                                                                  April 1, 2000            April 3, 1999
                                                                  -------------            -------------
Cash flows from operating activities:
     Net loss                                                      $(1,123,876)             $  (733,005)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                               664,971                  884,297
           Deferred income tax                                          29,843                     --
     Changes in operating assets and liabilities:
        Merchandise inventories                                     (5,298,883)              (7,779,309)
        Prepaid expenses and other assets                              127,079                  (53,615)
        Accounts payable                                             2,873,272                4,656,722
        Accrued expenses and other current liabilities              (1,037,793)              (1,397,845)
                                                                   -----------              -----------
           Net cash used in operating activities                    (3,765,387)              (4,422,755)
                                                                   -----------              -----------

Cash flows from investing activities:
     Acquisition of property and equipment                              (5,124)                (153,187)
                                                                   -----------              -----------
           Net cash used in investing activities                        (5,124)                (153,187)
                                                                   -----------              -----------

Cash flows from financing activities:
     Principal payments under capital lease
        obligations                                                    (46,156)                 (45,421)
     Proceeds from revolving credit                                  3,996,149                5,367,409
     Principal payments of long-term debt                                 --                   (359,464)
                                                                   -----------              -----------
           Net cash provided by financing activities                 3,949,993                4,962,524
                                                                   -----------              -----------

Net increase in cash and cash equivalents                              179,482                  386,582
Cash and cash equivalents, beginning of period                         309,349                  128,149
                                                                   -----------              -----------
Cash and cash equivalents, end of period                           $   488,831              $   514,731
                                                                   ===========              ===========











            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 1, 2000 and the results of operations and cash flows for the three months ended April 1, 2000 and April 3, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share:

         Earnings per share have been computed according to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                                        Three Months Ended
                                                              April 1, 2000            April 3, 1999
                                                             --------------            -------------
                                                                             (Unaudited)
Net loss applicable to common shares                           $ (1,123,876)             $  (733,005)
                                                               ============              ===========

Weighted average common shares outstanding, basic                 7,276,059                7,276,059
Dilutive effect of stock options                                       --                       --
                                                               ------------              -----------
Weighted average common shares outstanding, diluted               7,276,059                7,276,059
                                                               ============              ===========

Loss per common share:
          Basic                                                $      (0.15)             $     (0.10)
                                                               ============              ===========
          Diluted                                              $      (0.15)             $     (0.10)
                                                               ============              ===========

         Options to purchase 809,500 shares of common stock at a weighted average exercise price of $3.078 per share were outstanding at April 1, 2000 but were not included in the computation of diluted earnings per share for the three months then ended because the options would have an anti-dilutive effect on the net loss for the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended April 1, 2000
                  Compared to Three Months Ended April 3, 1999


         Net sales for the first quarter ended April 1, 2000 decreased $12,033,000 or 41.3% to $17,129,000 from $29,163,000 during the first quarter ended April 3, 1999. Continuing store net sales, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $7,406,000 or 30.2% between the first quarter ended April 1, 2000 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

         The Company anticipates that net sales for the remainder of fiscal year 2000 will be below the net sales recorded during the same periods in the prior year.

         Gross profit decreased by $3,334,000 or 39.6% to $5,076,000 during the first quarter ended April 1, 2000 from $8,410,000 during the same period a year ago. Continuing store gross profit, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $2,209,000 or 30.3% during the first quarter ended April 1, 2000 from comparable results recorded during the first quarter ended April 3, 1999. The decrease in continuing store gross margin was due to reduced continuing store sales volumes, evidenced by the fact that the continuing store gross profit percentage for the first quarter ended April 1, 2000 was 29.6% in comparison to the 29.7% continuing store gross profit percentage recognized during the first quarter ended April 3, 1999.

         The Company anticipates that the gross profit percentage for the remainder of fiscal year 2000 will be comparable with the gross profit percentage experienced during fiscal year 1999.

         Store operating, general and administrative expenses decreased $2,308,000 or 25.5% to $6,753,000 during the first quarter ended April 1, 2000 from $9,061,000 during the first quarter ended April 3, 1999. Continuing store operating, general and administrative expenses, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $861,000 during the first quarter ended April 1, 2000 from comparable results recorded during the same period a year ago. The decrease in continuing stores operating, general and administrative expenses reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels, decreased advertising expenditures, a reduction in the utilization of outside services and an overall reduction in general operating expenses.

         The Company anticipates that store operating, general and administrative expenses for the remainder of fiscal year 2000 will be below the store operating, general and administrative expenses recorded during fiscal year 1999.

         During the first quarter ended April 3, 1999, the Company incurred approximately $260,000 in store closing costs related to the two store closure announced during the fourth quarter of fiscal 1998.

         Other expense, net, decreased $154,000 to $178,000 during the first quarter ended April 1, 2000 from $332,000 for the first quarter ended April 3, 1999. The decrease in other expense, net was due primarily to the reduction in interest expense associated with the extinguishment of the Company's mortgage loans during the second quarter of fiscal 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's net use of cash from operating activities decreased $657,000 to $3,765,000 during the first quarter ended April 1, 2000 from $4,423,000 during the quarter ended April 3, 1999. The decrease in the Company's net use of cash from operating activities between the two periods was due primarily to a smaller seasonal increase in merchandise inventories during the current quarter, partially offset by the cash flow impact of the change in accounts payable and the increase in the net loss recorded during the first quarter ended April 1, 2000. The current quarter's smaller seasonal increase in merchandise inventories resulted from operating fewer stores at lower sales volumes during fiscal year 2000.

         The $148,000 decrease in the Company's net use of cash in investing activities was due primarily to the absence, in the current quarter, of $153,000 in expenditures for computer hardware and software recorded during the first quarter ended April 3, 1999.

         The Company's net cash provided by financing activities decreased $1,013,000 to $3,950,000 during the first quarter ended April 1, 2000 from $4,963,000 during the first quarter ended April 3, 1999. The decrease in the Company's net cash provided by financing activities between the two periods reflects the reduction in net borrowings under the revolving credit facility required to fund the smaller seasonal increase in merchandise inventories experienced during the first quarter ended April 1, 2000. The reduced net borrowings under the revolving credit facility were partially offset by the absence, in the current quarter, of mortgage loan payments made during the first quarter ended April 3, 1999.

         Total current and long-term debt amounted to $9,549,000 at April 1, 2000 in comparison to $21,124,000 at April 3, 1999. Management believes that cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.


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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Builders Square and Lowe's Company have had stores in the Company's markets since fiscal years 1985 and 1994, respectively. However, Builders Square exited the Northeastern Ohio marketplace during fiscal year 1999. Lowe's has continued to expand, opening additional locations in fiscal years 1996, 1997, 1998 and 2000. Beginning in the fourth quarter of fiscal year 1997 and continuing into fiscal year 2000, Home Depot has opened operations in several of the Company's markets. Both Home Depot and Lowe's have announced further expansion plans for the remainder of fiscal year 2000. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business.

Year 2000 Issue

         BACKGROUND. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems were widely expected to increase in frequency and severity into and beyond 2000, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

         ASSESSMENT. The Company completed its review of its internal computer programs and systems prior to January 1, 2000 to ensure that the programs and systems would be Year 2000 compliant. Upon entering the 2000 calendar year, the Company did not encounter any significant Year 2000 problems and has been able to operate its business in the normal course without interruption. Additionally, the Company does not anticipate encountering any significant Year

2000 issues with its internal computer programs and systems as it continues to operate during the 2000 calendar year and beyond. The Company incurred approximately $400,000 to complete its Year 2000 efforts and does not anticipate incurring any additional expenditures related to Year 2000 issues.

         INTERNAL INFRASTRUCTURE. The Company believes that it identified and subsequently modified, upgraded or replaced substantially all of the major computers, software applications, and related equipment used in connection with its internal operations prior to January 1, 2000 to ensure that there would be no material disruption to its business. Upon entering the 2000 calendar year, the Company did not encounter any significant Year 2000 problems with its internal infrastructure and has been able to operate its business in the normal course without interruption. Additionally, the Company does not anticipate encountering any significant Year 2000 issues with its internal infrastructure as it continues to operate during the 2000 calendar year and beyond. As such, the Company does not anticipate incurring any additional expenditures related to Year 2000 issues.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. Upon entering the 2000 calendar year, the Company did not experience any significant Year 2000 problems with its office and facilities equipment and has been able to operate its business in the normal course without interruption. Additionally, the Company does not anticipate encountering any significant Year 2000 problems with its office and facilities equipment as it continues to operate during the 2000 calendar year and beyond. The Company did not incur any material costs to address Year 2000 issues in its office and facilities equipment and doe not anticipate incurring any additional expenditures related to Year 2000 issues.

         SUPPLIERS. The Company communicated with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company prior to January 1, 2000 and identified and, where necessary, resolved issues involving the Year 2000 Problem. Upon entering the 2000 calendar year, the Company did not experience any significant Year 2000 problems with these third party suppliers and has been able to operate its business in the normal course without interruption. Additionally, the Company does not anticipate encountering any significant Year 2000 issues with these third party suppliers as it continues to operate during the 2000 calendar year and beyond.

         Based on the procedures completed by the Company prior to January 1, 2000 and the absence of any significant Year 2000 problems since entering the 2000 calendar year, the Company does not foresee any significant risks associated with its Year 2000 compliance at this time. As such, the Company will continue to operate without developing a comprehensive contingency plan as it is deemed to be unnecessary.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits required by Item 601 of Regulation S-K:

         3.1 Articles of Incorporation of D.I.Y. Home Warehouse, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         3.2 Amended and Restated Code of Regulations of D.I.Y. Home Warehouse, Inc., incorporated herein by reference to Exhibit
                  3.2 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

         10.1     Compensation and Employee Benefit Plans of the Registrant

                  10.1.1 D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended February 23, 1994 and Approved by Stockholders May 25, 1994, incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.2 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Clifford L. Reynolds, incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.3 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and R. Scott Eynon, incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.4 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Dennis C. Hoff, incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.5 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and John M. Erb, incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.6 Indemnification Agreement between D.I.Y. Home Warehouse, Inc. and Fred A. Erb, incorporated herein by reference to Exhibit 10.26 to the

                           Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.7 Tax Indemnification Agreement among D.I.Y. Home Warehouse, Inc. and Fred A. Erb, Clifford L. Reynolds, R. Scott Eynon, Dennis C. Hoff and John M. Erb, incorporated herein by reference to Exhibit
                           10.27 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                  10.1.8 D.I.Y. Home Warehouse, Inc.'s 401K Plan, incorporated herein by reference to Exhibit 10.28 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

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

                           10.1.10.d      Amendment No. 4 to Amended and
                                          Restated Employment Agreement between
                                          Clifford L. Reynolds and D.I.Y. Home
                                          Warehouse, Inc. dated November 30,
                                          1999, incorporated herein by reference
                                          to Exhibit 10.1.10.d to the
                                          Registrant's Report on Form 10-K for
                                          the fiscal year ended January 1, 2000.

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

                           10.1.11.c      Amendment No. 3 to Amended and
                                          Restated Employment Agreement between
                                          R. Scott Eynon and D.I.Y. Home
                                          Warehouse, Inc. dated November 30,
                                          1999, incorporated herein by reference
                                          to Exhibit 10.1.11.c to the
                                          Registrant's Report on Form 10-K for
                                          the fiscal year ended January 1, 2000.

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

              10.1.13 Form of Non-Qualified Stock Option Agreement under the D.I.Y. Home Warehouse, Inc. 1993 Long Term Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1995.

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

10.2          Material Leases of the Registrant

              10.2.1 Sublease between D.I.Y. Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc., dated August 1, 1992, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.2.2 Indenture of Lease between Smith - D.I.Y. Center Limited Partnership and D.I.Y. Home Warehouse, Inc., dated December 27, 1985, incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.2.3 Amendment to Lease between D.I.Y. Center Associates (successor in interest to Smith - D.I.Y. Center Limited Partnership) and D.I.Y. Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                            10.2.3.a Amendment to Lease between D.I.Y. Center Associates, L.P. and D.I.Y. Home Warehouse, Inc. dated March 21, 1995, incorporated herein by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

              10.2.4 Lease between Fred A. Erb and D.I.Y. Home Warehouse, Inc., dated March 1, 1993, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.2.5 Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                            10.2.5.a Addendum #1 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 2, 1991, incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement
                                          No. 33-60012 on Form S-1 filed May 18,
                                          1993.

                            10.2.5.b Addendum #2 to Lease Agreement between West Park Limited, Inc. and D.I.Y. Home Warehouse, Inc., dated September 16, 1991, incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement
                                          No. 33-60012 on Form S-1 filed May 18,
                                          1993.

              10.2.6        Sublease between The Wholesale Club, Inc. and D.I.Y.
                            Home Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.2.7        Sublease between The Wholesale Club, Inc. and D.I.Y.
                            Home Warehouse, Inc., dated November 25, 1992, incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.2.8 Lease between Myron S. Viny, dba Central Valley Properties, and D.I.Y. Home Warehouse, Inc., dated February 26, 1993, but effective beginning May 1, 1993, incorporated herein by reference to Exhibit
                            10.12 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

                             10.2.8.a Modification and Supplement to lease between the Estate of Myron S. Viny (formerly DBA Central Valley
                                           Properties) and D.I.Y. Home
                                           Warehouse, Inc. dated November 27,
                                           1995, incorporated herein by
                                           reference to Exhibit 10.12 to the
                                           Registrant's Report on Form 10-K for
                                           the fiscal year ended December 30,
                                           1995.

                             10.2.8.b Modification and Supplement of lease between the Estate of Myron S. Viny (formerly DBA Central Valley
                                           Properties) and D.I.Y. Home
                                           Warehouse, Inc. dated March 30, 2000,
                                           filed herewith.

              10.2.9 Agreement of Lease (Boardman Facility) between DIY Ohio Real Estate Associates Limited Partnership and D.I.Y. Home Warehouse, Inc. dated as of October 1, 1993, incorporated herein by reference to Exhibit
                            10.38 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

                            10.2.9.a Second Amendment to Agreement Lease (Boardman facility) between D.I.Y. Home Warehouse, Inc. and D.I.Y. Ohio Real Estate Associated Limited Partnership (the Landlord) and assignment of the lease to V&V 224, Limited by the Landlord dated October 22, 1998, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

              10.2.10 Lease between Elmhurst Properties, Inc. and D.I.Y. Home Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

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

10.3          Credit Agreements of the Registrant

              10.3.1 $1,250,000 Promissory Note from D.I.Y. Home Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

              10.3.2 Security Agreement between D.I.Y. Home Warehouse and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

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

                             10.3.5.a First Amendment to Line of Credit Agreement; Open-end Mortgage,
                                           Assignment of Rents and Security
                                           Agreement (Leasehold) for Trumbull
                                           County; Open-end Mortgage, Assignment
                                           of Rents and Security Agreement for
                                           Summit County; Mortgage Note to
                                           National City Bank, Columbus dated
                                           September 15, 1995; Mortgage Note to
                                           Old Kent Bank dated September 15,
                                           1995, incorporated herein by
                                           reference to Exhibit 10.1 to the
                                           Registrant's Report on Form 10-Q for
                                           the quarter ended September 30, 1995.

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

         10.5 Real Estate Purchase Agreement (Mansfield and Canton) between D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated March 3, 1999, incorporated herein by reference to Exhibit
                   10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.6 Sale of Merchandise Agreement (Mansfield and West Market) between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.7 Sale of Merchandise Agreement (Boardman) between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated June 11, 1999, incorporated herein by reference to
                   Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

         27.1 Financial Data Schedule for the first quarter ended April 1, 2000, filed herewith.

     (b) Reports on Form 8-K:

         During the first quarter of fiscal year 2000 to which this Quarterly Report on Form 10-Q relates, the Registrant filed the following Current Report on Form 8-K: Current Report bearing a cover date of April 12, 2000, attaching Registrant's press release of April 17, 2000, announcing the resignation of the Company's outside directors.

                                   Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          D.I.Y. HOME WAREHOUSE, INC.
                                                   (Registrant)


DATED:  May 12, 2000                      By:  /s/ Todd Ayers
                                               --------------------------
                                               Todd Ayers
                                               Controller

                          D.I.Y. Home Warehouse, Inc.

        Exhibits to Form 10-Q for the First Quarter Ended April 1, 2000

                               Index to Exhibits


  Where
  Filed
  -----

    *    3.1      Articles of Incorporation of D.I.Y. Home Warehouse, Inc., as
                  amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-60012 on Form
                  S-1 filed May 18, 1993.

    *    3.2      Amended and Restated Code of Regulations of D.I.Y. Home
                  Warehouse, Inc., incorporated herein by reference to Exhibit
                  3.2 to the Registrant's Registration Statement No. 33-60012 on
                  Form S-1 filed May 18, 1993.

         10.1     Compensation and Employee Benefit Plans of the Registrant

    *             10.1.1      D.I.Y. Home Warehouse, Inc. 1993 Long Term
                              Incentive Plan as Amended February 23, 1994 and
                              Approved by Stockholders May 25, 1994,
                              incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement No.
                              33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.2      Indemnification Agreement between D.I.Y. Home
                              Warehouse, Inc. and Clifford L. Reynolds, incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement No.
                              33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.3      Indemnification Agreement between D.I.Y. Home
                              Warehouse, Inc. and R. Scott Eynon, incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.4      Indemnification Agreement between D.I.Y. Home
                              Warehouse, Inc. and Dennis C. Hoff, incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.5      Indemnification Agreement between D.I.Y. Home
                              Warehouse, Inc. and John M. Erb, incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.6      Indemnification Agreement between D.I.Y. Home
                              Warehouse, Inc. and Fred A. Erb, incorporated herein by reference to Exhibit 10.26 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.7      Tax Indemnification Agreement among D.I.Y. Home
                              Warehouse, Inc. and Fred A. Erb, Clifford L.
                              Reynolds, R. Scott Eynon, Dennis C. Hoff and John
                              M. Erb, incorporated herein by reference to
                              Exhibit 10.27 to the Registrant's Registration
                              Statement No. 33-60012 on Form S-1 filed May 18,
                              1993.

    *             10.1.8      D.I.Y. Home Warehouse, Inc.'s 401K Plan,
                              incorporated herein by reference to Exhibit 10.28 to the Registrant's Registration Statement No.
                              33-60012 on Form S-1 filed May 18, 1993.

    *             10.1.9      1994 D.I.Y. Home Warehouse, Inc. Employee Bonus
                              Plan dated May 25, 1994, incorporated herein by reference to Exhibit 10.48 to the Registrant's
                              Report on Form 10-K for the fiscal year ended
                              December 31, 1994.

    *             10.1.10     Amended and Restated Employment Agreement between
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

    *                        10.1.10.d      Amendment No. 4 to Amended and
                                            Restated Employment Agreement
                                            between Clifford L. Reynolds and
                                            D.I.Y. Home Warehouse, Inc. dated
                                            November 30, 1999, incorporated
                                            herein by reference to Exhibit
                                            10.1.10.d to the Registrant's Report
                                            on Form 10-K for the fiscal year
                                            ended January 1, 2000.

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

    *                        10.1.11.c    Amendment No. 3 to Amended and
                                          Restated Employment Agreement between
                                          R. Scott Eynon and D.I.Y. Home
                                          Warehouse, Inc. dated November 30,
                                          1999, incorporated herein by reference
                                          to Exhibit 10.1.11.c to the
                                          Registrant's Report on Form 10-k for
                                          the fiscal year ended January 1, 2000.

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
                             the D.I.Y. Home Warehouse, Inc. 1993 Long Term
                             Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to the Registrant's
                             Report on Form 10-K for the fiscal year ended
                             December 30, 1995.

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
                             Associates Limited Partnership and D.I.Y. Home
                             Warehouse, Inc., dated August 1, 1992,
                             incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *             10.2.2     Indenture of Lease between Smith - D.I.Y. Center
                             Limited Partnership and D.I.Y. Home Warehouse,
                             Inc., dated December 27, 1985,
                              incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.2.3      Amendment to Lease between D.I.Y. Center
                              Associates (successor in interest to Smith -
                              D.I.Y. Center Limited Partnership) and D.I.Y.
                              Home Warehouse, Inc., dated July 2, 1991, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement No.
                              33-60012 on Form S-1 filed May 18, 1993.

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
                             Warehouse, Inc., dated March 1, 1993, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement No. 33-60012 on
                             Form S-1 filed May 18, 1993.

    *             10.2.5     Lease Agreement between West Park Limited, Inc. and
                             D.I.Y. Home Warehouse, Inc. dated August 2, 1991, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *                        10.2.5.a     Addendum #1 to Lease Agreement
                                          between West Park Limited, Inc. and
                                          D.I.Y. Home Warehouse, Inc., dated
                                          September 2, 1991, incorporated
                                          herein by reference to Exhibit 10.6
                                          to the Registrant's Registration
                                          Statement No. 33-60012 on Form S-1
                                          filed May 18, 1993.

    *                        10.2.5.b     Addendum #2 to Lease Agreement
                                          between West Park Limited, Inc. and
                                          D.I.Y. Home Warehouse, Inc., dated
                                          September 16, 1991, incorporated
                                          herein by reference to Exhibit 10.7
                                          to the Registrant's Registration
                                          Statement No. 33-60012 on Form S-1
                                          filed May 18, 1993.

    *             10.2.6     Sublease between The Wholesale Club, Inc. and
                             D.I.Y. Home Warehouse, Inc., dated May 14, 1992, incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *             10.2.7     Sublease between The Wholesale Club, Inc. and
                             D.I.Y. Home Warehouse, Inc., dated November 25,
                             1992, incorporated herein by reference to Exhibit
                             10.9 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *             10.2.8     Lease between Myron S. Viny, dba Central Valley
                             Properties, and D.I.Y. Home Warehouse, Inc., dated
                             February 26, 1993, but effective beginning

                            May 1, 1993, incorporated herein by reference to
                            Exhibit 10.12 to the Registrant's Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *                       10.2.8.a      Modification and Supplement to lease
                                          between the Estate of Myron S. Viny
                                          (formerly DBA Central Valley
                                          Properties) and D.I.Y. Home
                                          Warehouse, Inc. dated November 27,
                                          1995, incorporated herein by
                                          reference to Exhibit 10.12 to the
                                          Registrant's Report on Form 10-K for
                                          the fiscal year ended December 30,
                                          1995.

    **                      10.2.8.b      Modification and Supplement of lease
                                          between the Estate of Myron S. Viny
                                          (formerly DBA Central Valley
                                          Properties) and D.I.Y. Home
                                          Warehouse, Inc. dated March 30, 2000,
                                          filed herewith.

    *             10.2.9    Agreement of Lease (Boardman Facility) between DIY
                            Ohio Real Estate Associates Limited Partnership and
                            D.I.Y. Home Warehouse, Inc. dated as of October 1,
                            1993, incorporated herein by reference to Exhibit
                            10.38 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

    *                       10.2.9.a      Second Amendment to Agreement Lease
                                          (Boardman facility) between D.I.Y.
                                          Home Warehouse, Inc. and D.I.Y. Ohio
                                          Real Estate Associated Limited
                                          Partnership (the Landlord) and
                                          assignment of the lease to V&V 224,
                                          Limited by the Landlord dated October
                                          22, 1998, incorporated herein by
                                          reference to Exhibit 10.9 to the
                                          Registrant's Report on Form 10-Q for
                                          the quarter ended October 3, 1998.

    *             10.2.10   Lease between Elmhurst Properties, Inc. and D.I.Y.
                            Home Warehouse, Inc., dated May 26, 1993, incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

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
                            Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                            Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's
                            Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.2    Security Agreement between D.I.Y. Home Warehouse
                            and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement No.
                            33-60012 on Form S-1 filed May 18, 1993.

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

    *                       10.3.5.a      First Amendment to Line of Credit
                                          Agreement; Open-end Mortgage,
                                          Assignment of Rents and Security
                                          Agreement (Leasehold) for Trumbull
                                          County; Open-end Mortgage, Assignment
                                          of Rents and Security Agreement for
                                          Summit County; Mortgage Note to
                                          National City Bank, Columbus dated
                                          September 15, 1995; Mortgage Note to
                                          Old Kent Bank dated September 15,
                                          1995, incorporated herein by
                                          reference to Exhibit 10.1 to the
                                          Registrant's Report on Form 10-Q for
                                          the quarter ended September 30, 1995.

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

    *    10.5     Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    *    10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y Home
                  Warehouse, Inc. and Schottenstein Bernstein Capital Group,
                  LLC, dated June 11, 1999, incorporated herein by reference to
                  Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    **   27.1     Financial Data Schedule for the first quarter ended April 1,
                  2000, filed herewith.


------------------

    *    Previously filed
    **   Filed herewith