Form 10-Q
period 2000-07-01
DIY HOME WAREHOUSE INC
filed 2000-08-10
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 1, 2000

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

                                  Yes X    No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at July 1, 2000
--------------------------                   ---------------------------
Common Stock, no par value                             7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


            INDEX                                                      PAGE NO.
            -----                                                      --------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Balance Sheet -
            July 1, 2000 and January 1, 2000............................   3

            Condensed Statement of Operations -
            Three and Six Months Ended July 1, 2000 and July 3, 1999....   4

            Condensed Statement of Stockholders' Equity -
            Six Months Ended July 1, 2000...............................   5

            Condensed Statement of Cash Flows -
            Six Months Ended July 1, 2000 and July 3, 1999.............    6

            Notes to Condensed Financial Statements....................  7 - 8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations...........  9 - 13


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................... 14 - 23


                                         PART I - FINANCIAL INFORMATION

                                           D.I.Y. HOME WAREHOUSE, INC.
                                             CONDENSED BALANCE SHEET


                                                                  July 1, 2000        January 1, 2000
                                                                  ------------        ---------------
           Assets                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                        $   214,984            $   309,349
  Refundable federal income taxes                                      606,170                606,170
  Merchandise inventories                                           25,797,584             24,084,280
  Deferred income taxes                                              1,607,048              1,636,875
  Prepaid expenses and other assets                                    954,925                936,087
                                                                   -----------            -----------
       Total current assets                                         29,180,711             27,572,761

Property and equipment, at cost                                     39,211,629             39,178,327
  Less accumulated depreciation and amortization                    16,469,801             15,142,429
                                                                   -----------            -----------
       Property and equipment, net                                  22,741,828             24,035,898
Other assets                                                           153,745                196,437
                                                                   -----------            -----------
       Total assets                                                $52,076,284            $51,805,096
                                                                   ===========            ===========

           Liabilities and Stockholders' Equity
Current liabilities:

  Current maturities of long-term debt                              $  188,900             $  188,900
  Accounts payable                                                   3,993,812              4,572,801
  Accrued expenses and other                                         2,003,450              2,763,431
                                                                   -----------            -----------
       Total current liabilities                                     6,186,162              7,525,132

Revolving credit                                                     8,383,304              5,310,031
Long-term debt                                                           6,753                100,055
Deferred income taxes                                                2,862,798              2,862,798
                                                                   -----------            -----------
       Total liabilities                                            17,439,017             15,798,016

Stockholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                           -                      -
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as of July
       1, 2000 and January 1, 2000                                  22,955,462             22,955,462
  Retained earnings                                                 11,883,246             13,253,059
  Treasury stock, 357,800 shares at cost                              (201,441)              (201,441)
                                                                   -----------            -----------
       Total stockholders' equity                                   34,637,267             36,007,080
                                                                   -----------            -----------
       Total liabilities and stockholders' equity                  $52,076,284            $51,805,096
                                                                   ===========            ===========





            See accompanying notes to condensed financial statements.


                                                   D.I.Y. HOME WAREHOUSE, INC.
                                                CONDENSED STATEMENT OF OPERATIONS
                                                           (Unaudited)


                                                  For the three months ended                   For the six months ended
                                              July 1, 2000          July 3, 1999          July 1, 2000          July 3, 1999
                                              ------------          ------------          ------------          ------------
Net sales                                     $  26,234,256         $   46,086,969        $  43,363,646         $  75,249,476

Cost of sales                                    19,071,154             35,813,398           31,124,153            56,565,614
                                              -------------         --------------        -------------          ------------

     Gross profit                                 7,163,102             10,273,571           12,239,493            18,683,862

Store operating, general
     and administrative expenses                  7,376,673              9,917,192           14,129,500            18,978,116
Store closing costs                                       -              1,325,326                    -             1,584,982
                                              -------------         --------------        -------------          ------------

Operating loss                                     (213,571)              (968,947)          (1,890,007)           (1,879,236)

Other expense, net                                  203,279                317,059              381,154               649,139
                                              -------------         --------------        -------------          ------------

Loss before income taxes                           (416,850)            (1,286,006)          (2,271,161)           (2,528,375)

     Income tax benefit                            (170,915)              (527,247)            (901,348)           (1,036,611)
                                              -------------         --------------        -------------          ------------

     Net loss                                 $    (245,935)        $     (758,759)       $  (1,369,813)         $ (1,491,764)
                                              ==============        ==============        =============          ============

     Loss per common share,
          basic and diluted                          $(0.03)                $(0.10)              $(0.19)               $(0.20)
                                                     ======                 ======               ======                ======

     Weighted average common shares
         outstanding, basic and diluted           7,276,059              7,276,059            7,276,059             7,276,059
                                                  =========              =========            =========             =========




            See accompanying notes to condensed financial statements.



                                           D.I.Y. HOME WAREHOUSE, INC.
                                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JULY 1, 2000
                                                   (Unaudited)

                                            Common Stock               Retained         Treasury        Stockholders'
                                       Shares          Amount          Earnings          Stock             Equity
                                       ------          ------          --------         --------        -------------
Balances, January 1, 2000              7,276,059       $22,955,462     $13,253,059      $(201,441)      $36,007,080

Net loss                                       -                        (1,369,813)             -        (1,369,813)
                                       ---------       -----------     ------------     ----------      ------------

Balances, July 1, 2000                 7,276,059       $22,955,462     $11,883,246      $(201,441)      $34,637,267
                                       =========       ===========     ============     ==========      ============




            See accompanying notes to condensed financial statements.


                                           D.I.Y. HOME WAREHOUSE, INC.
                                        CONDENSED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                                 For the six months ended
                                                                             July 1, 2000       July 3, 1999
                                                                             ------------       ------------
Cash flows from operating activities:
     Net loss                                                                $(1,369,813)       $(1,491,764)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                       1,327,372          1,757,325
           Deferred income tax                                                    29,827         (1,036,611)
           Net write-down of other assets and liabilities from
                 closed stores                                                        --            (31,691)
           Gain on sale of property from closed stores                                --         (1,859,734)
           Loss on write-off of leasehold improvements and property
                 and equipment from closed stores
                                                                                      --          2,619,701
     Changes in operating assets and liabilities:
        Accounts receivable, sale of inventory                                        --         (2,332,989)
        Merchandise inventories                                               (1,713,304)         1,379,836
        Prepaid expenses and other assets                                         23,854              4,059
        Accounts payable                                                        (578,989)         2,740,715
        Accrued expenses and other current liabilities                          (759,981)          (616,552)
                                                                              ----------         ----------
           Net cash (used in) provided by operating activities
                                                                              (3,041,034)         1,132,295
                                                                              ----------         ----------

Cash flows from investing activities:
     Acquisition of property and equipment                                       (33,302)          (174,611)
     Proceeds from sale of property, net of closing costs                             --          8,096,741
                                                                              ----------         ----------
           Net cash (used in) provided by investing activities
                                                                                 (33,302)         7,922,130
                                                                              ----------         ----------

Cash flows from financing activities:
     Principal payments under capital lease obligations                          (93,302)           (88,345)
     Principal payments of note payable, affiliate                                    --           (300,000)
     Proceeds from revolving credit                                            4,848,761          5,367,409
     Principal payments of revolving credit                                   (1,775,488)        (8,343,879)
     Principal payments of long-term debt                                             --         (5,263,231)
                                                                              ----------         ----------
           Net cash provided by (used in) financing activities                 2,979,971         (8,628,046)
                                                                              ----------         ----------

Net (decrease) increase in cash and cash equivalents                             (94,365)           426,379
Cash and cash equivalents, beginning of period                                   309,349            128,149
                                                                              ----------         ----------
Cash and cash equivalents, end of period                                      $  214,984         $  554,528
                                                                              ==========         ==========


            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



      1.  Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 1, 2000 and the results of operations and cash flows for the three and six months ended July 1, 2000 and July 3, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

      2.  Earnings Per Share

      Earnings per share have been computed according to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:


                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                 Three Months Ended                Six Months Ended
                                            July 1, 2000     July 3, 1999    July 1, 2000    July 3, 1999
                                            ------------     ------------    ------------    ------------
                                                     (Unaudited)                     (Unaudited)

 Net loss applicable to common shares       $  (245,935)      $ (758,759)    $(1,369,813)    $(1,491,764)
                                            ===========       ==========     ===========     ===========

 Weighted average common shares               7,276,059        7,276,059       7,276,059       7,276,059
   outstanding, basic

 Dilutive effect of stock options                     -                -               -               -
                                             ----------       ----------     -----------     -----------

 Weighted average common shares               7,276,059        7,276,059       7,276,059       7,276,059
   outstanding, diluted                      ==========       ==========     ===========     ===========

 Net loss per common share:
           Basic                                 $(0.03)          $(0.10)         $(0.19)         $(0.20)
                                                 ======           ======          ======          ======
           Diluted                               $(0.03)          $(0.10)         $(0.19)         $(0.20)
                                                 ======           ======          ======          ======

      Options to purchase 821,500 shares of common stock at a weighted average exercise price of $3.01 per share were outstanding at July 1, 2000 but were not included in the computation of diluted earnings per share for the three months and six months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

      Options to purchase 915,000 shares of common stock at a weighted average exercise price of $3.25 per share were outstanding at July 3, 1999 but were not included in the computation of diluted earnings per share for the three months and six months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

      3.  Store Closings and Disposition of Assets

      On June 15, 1999, the Company announced the closing of three stores located in Mansfield, Ohio; Akron, Ohio; and Boardman, Ohio. Concurrent with the announcement, the Company sold the land and buildings of its Mansfield store and its previously closed Canton store for $8,600,000 resulting in a pre-tax gain of $1,860,000. The Company also assigned its lease in the West Akron location to the same purchaser of the Canton and Mansfield properties. The Boardman location, which had a lease commitment through September 2008 for approximately $600,000 per year, was amended to terminate on September 30, 1999. The Company paid $463,000 in consideration for the reduced lease term. In addition, the Company wrote-off leasehold improvements and property and equipment of $2,620,000 in connection with the store closings. The gain on sale of land and buildings, the lease termination fees, the write-off of closed store assets and other closing costs of $102,000 are included as a net amount in the store closing costs line item in the accompanying condensed statement of operations.

      Concurrent with the closure of the three stores, the Company entered into an agreement (the Agreement) with a third party to act as its agent to sell the merchandise inventories at these closed locations. The Company received a guaranteed amount from the inventory liquidation based on a formula outlined in the Agreement. This Agreement resulted in inventory markdown costs of $1,773,000 which are included in the cost of sales line item of the accompanying condensed statement of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  OPERATIONS - Three Months Ended July 1, 2000
                   Compared to Three Months Ended July 3, 1999


      Net sales for the second quarter ended July 1, 2000 decreased $19,853,000 or 43.1% to $26,234,000 from $46,087,000 during the second quarter ended July 3, 1999. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Continuing store net sales, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $14,126,000 or 35.0% between the second quarter ended July 1, 2000 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

      The Company anticipates that net sales for the remainder of fiscal year 2000 will be below the net sales recorded during the same periods in the prior year.

      Gross profit as a percentage of net sales increased to 27.3% during the second quarter ended July 1, 2000 from 22.3% during the second quarter ended July 3, 1999. Negatively impacting the gross profit percentage during the second quarter ended July 3, 1999 was $1,773,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the three stores closed during that period. Continuing store gross profit as a percentage of net sales, which excludes the operations of the closed stores from the fiscal year 1999 results, increased to 27.3% during the second quarter ended July 1, 2000 from 26.2% during the same period a year ago. The increase in the continuing store gross profit percentage between the two periods reflects the positive impact of the Company's merchandising mix adjustment.

      The Company anticipates that the gross profit percentage for the remainder of fiscal year 2000 will be comparable with the gross profit percentage experienced during fiscal year 1999.

      Store operating, general and administrative expenses decreased $2,540,000 or 25.6% to $7,377,000 during the second quarter ended July 1, 2000 from $9,917,000 during the second quarter ended July 3, 1999. The decrease in total store operating, general and administrative expenses between the two periods was due to the Company's continued management of controllable expenses and the reduction of costs associated with fewer Company stores. Continuing store operating, general and administrative expenses, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $1,114,000 or 13.1% during the second quarter ended July 1, 2000 from comparable results recorded during the same period a year ago. The decrease in continuing store operating, general and administrative expenses reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels, decreased advertising expenditures, a reduction in the utilization of outside services and an overall reduction in general operating expenses.

      The Company anticipates that store operating, general and administrative expenses for the remainder of fiscal year 2000 will be below the store operating, general and administrative expenses recorded during fiscal year 1999.

      During the second quarter ended July 3, 1999, the Company announced the closure of three stores located in Boardman, Ohio; Mansfield, Ohio; and Akron, Ohio. Concurrent with the announcement, the Company sold the land and buildings of its Mansfield and Canton stores for $8,600,000, resulting in a pre-tax gain of $1,860,000. The gain on the sale of the property was offset by the expenses to close the three stores which included a $2,620,000 write-off of leasehold improvements and property and equipment, a $463,000 lease termination fee and other store closing costs of $102,000. The gain on the sale of property as well as the offsetting expenses were recorded in the store closing costs line item in the accompanying condensed statement of operations.

      Other expense, net, decreased $114,000 or 35.9% to $203,000 during the second quarter ended July 1, 2000 from $317,000 during the second quarter ended July 3, 1999. The decrease in other expense, net between the two periods was due primarily to the reduction in interest expense associated with the extinguishment of the Company's mortgage loans during the second quarter of fiscal 1999.


                   OPERATIONS - Six Months Ended July 1, 2000
                    Compared to Six Months Ended July 3, 1999

      Net sales for the six months ended July 1, 2000 decreased $31,886,000 or 42.4% to $43,364,000 from $75,249,000 during the six months ended July 3, 1999.
The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Continuing store net sales, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $21,532,000 or 33.2% between the six months ended July 1, 2000 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

      Gross profit as a percentage of net sales increased to 28.2% during the six months ended July 1, 2000 from 24.8% during the second quarter July 3, 1999. Negatively impacting the gross profit percentage during the six months ended July 3, 1999 was $1,773,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the three stores closed during the second quarter of fiscal 1999. Continuing store gross profit as a percentage of net sales, which excludes the operations of the closed stores from the fiscal year 1999 results, increased to 28.2% during the six months ended July 1, 2000 from 27.5% during the same period a year ago. The increase in the continuing store gross profit percentage between the two periods reflects the positive impact of the Company's merchandising mix adjustment.

      Store operating, general and administrative expenses decreased $4,849,000 or 25.5% to $14,130,000 during the six months ended July 1, 2000 from $18,978,000 during the six months ended July 3, 1999. Continuing store operating, general and administrative expenses, which excludes the operations of the closed stores from the fiscal year 1999 results, decreased $1,975,000 or 12.3% during the six months ended July 1, 2000 from comparable results recorded during the same period a year ago. The decrease in continuing stores operating, general and administrative expenses between the two periods reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels, decreased advertising expenditures, a reduction in the utilization of outside services and an overall reduction in general operating expenses.

      During the quarter ended April 3, 1999, the Company incurred $260,000 of store closing costs related to the Bedford, Ohio and Canton, Ohio stores closed during the fourth quarter of fiscal 1998. These expenses were recorded in the store closing costs line item in the accompanying condensed statement of operations.

      During the second quarter ended July 3, 1999, the Company announced the closure of three stores located in Boardman, Ohio; Mansfield, Ohio; and Akron, Ohio. Concurrent with the announcement, the Company sold the land and buildings of its Mansfield and Canton stores for $8,600,000, resulting in a pre-tax gain of $1,860,000. The gain on the sale of the property was offset by the expenses to close the three stores which included a $2,620,000 write-off of leasehold improvements and property and equipment, a $463,000 lease termination fee and other store closing costs of $102,000. The gain on the sale of property as well as the offsetting expenses were recorded in the store closing costs line item in the accompanying condensed statement of operations.

      Other expense, net, decreased $268,000 or 41.3% to $381,000 during the six months ended July 1, 2000 from $649,000 during the six months ended July 3, 1999. The decrease in other expense, net between the two periods was due to the reduction in interest expense associated with the extinguishment of the Company's mortgage loans during the second quarter of fiscal 1999 and the current period's reduced weighted average borrowings against the revolving credit facility.


                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's net use of cash from operating activities increased $4,173,000 to $3,041,000 during the six months ended July 1, 2000 from net cash provided by operating activities of $1,132,000 during the six months ended July 3, 1999. The increase in the net use of cash from operating activities between the two periods was due primarily to the $3,320,000 cash flow impact of the reduction in accounts payable, the $3,093,000 cash flow impact of the change in inventory and the cash flow impact of the absence, in the current period, of the $2,620,000 loss associated with the write-down of property and equipment from the closed stores. These uses of cash were partially offset by the absence, in the current period, of the cash flow impact of the $1,860,000 gain from the sale of property from the closed stores and the $2,333,000 accounts receivable from the sale of inventory at the closed stores, as well as the $1,066,000 cash flow impact of the change in deferred income taxes.

      The Company's net use of cash in investing activities increased $7,955,000 to $33,000 during the six months ended July 1, 2000 from net cash provided by investing activities of $7,922,000 during the six months ended July 3, 1999. The increase in the net use of cash in investing activities between the two periods was due primarily to the absence, in the current period, of the $8,097,000 in net proceeds from the Company's sale of the land and buildings of its Mansfield and Canton stores during the second quarter of fiscal 1999.

      The Company's net cash provided by financing activities increased $11,608,000 to $2,980,000 during the six months ended July 1, 2000 from net cash used in financing activities of $8,628,000 during the six months ended July 3, 1999. The increase in the net cash provided by financing activities between the two periods was due primarily to the absence, in the current period, of $5,263,000 in long-term debt principal payments and $300,000 in note principal payments against the note payable, affiliate. Augmenting the impact of these principal payments was a $6,050,000 change in net borrowings against the revolving credit facility between the two periods.

      Total current and long-term debt amounted to $8,579,000 at July 1, 2000 in comparison to $7,533,000 at July 3, 1999. Management believes that cash on hand, cash from operations and cash available through the Company's financing agreements will be sufficient to meet short-term and long-term working capital requirements.

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

                            10.2.8.b Modification and Supplement of lease between the Estate of Myron S. Viny (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated March 30, 2000, incorporated herein by reference to Exhibit 10.2.8.b to the Registrant's Report on Form 10-Q for the quarter ended April 1, 2000.

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

         27.1 Financial Data Schedule for the six months ended July 1, 2000, filed herewith.

     (b) Reports on Form 8-K:

         None.

                                    Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       D.I.Y. HOME WAREHOUSE, INC.
                                               (Registrant)



DATED:  August 10, 2000                By:  /s/ Todd Ayers
                                          -------------------------
                                            Todd Ayers
                                            Controller

                           D.I.Y. Home Warehouse, Inc.

         Exhibits to Form 10-Q for the Second Quarter Ended July 1, 2000

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

    **                       10.2.8.b   Modification and Supplement of lease
                                        between the Estate of Myron S. Viny
                                        (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated
                                        March 30, 2000, incorporated herein by
                                        reference to Exhibit 10.2.8.b to the
                                        Registrant's Report on Form 10-Q for the quarter ended April 1, 2000.

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

    *    10.5     Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    *    10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y Home
                  Warehouse, Inc. and Schottenstein Bernstein Capital Group,
                  LLC, dated June 11, 1999, incorporated herein by reference to
                  Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    **   27.1     Financial Data Schedule for the six months ended July 1, 2000, filed herewith.


------------------

  *    Previously filed
  **   Filed herewith