Form 10-Q
period 2000-09-30
DIY HOME WAREHOUSE INC
filed 2000-11-14
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                                  Yes __X__    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 30, 2000
--------------------------                   ---------------------------------
Common Stock, no par value                                7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


                  INDEX                                                                               PAGE NO.
                  -----                                                                               --------

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  September 30, 2000 and January 1, 2000.........................................       3

                  Condensed Statement of Operations -
                  Three and Nine Months Ended September 30, 2000
                  and October 2, 1999............................................................       4

                  Condensed Statement of Stockholders' Equity -
                  Nine Months Ended September 30, 2000...........................................       5

                  Condensed Statement of Cash Flows -
                  Nine Months Ended September 30, 2000
                  and October 2, 1999............................................................       6

                  Notes to Condensed Financial Statements........................................     7 - 9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................    10 - 15


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................    16 - 27

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                  September 30,             January 1,
                                                                      2000                     2000
                                                                      ----                     ----
                                                                  (Unaudited)
         Assets
Current assets:
  Cash and cash equivalents                                       $    161,875             $    309,349
  Accounts receivable, sale of inventory                               399,513                       --
  Refundable federal income taxes                                      606,170                  606,170
  Merchandise inventories                                           18,782,910               24,084,280
  Deferred income taxes                                                     --                1,636,875
  Prepaid expenses and other assets                                    978,024                  936,087
                                                                  ------------             ------------
       Total current assets                                         20,928,492               27,572,761
                                                                  ------------             ------------
Property and equipment, at cost                                     36,381,987               39,178,327
  Less accumulated depreciation and amortization                    14,946,640               15,142,429
                                                                  ------------             ------------
       Property and equipment, net                                  21,435,347               24,035,898
Other assets                                                           132,400                  196,437
                                                                  ------------             ------------
       Total assets                                               $ 42,496,239             $ 51,805,096
                                                                  ============             ============

           Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt                            $    147,493             $    188,900
  Accounts payable                                                   2,672,145                4,572,801
  Accrued expenses and other                                         3,819,568                2,763,431
                                                                  ------------             ------------
       Total current liabilities                                     6,639,206                7,525,132
                                                                  ------------             ------------
Revolving credit                                                     6,100,559                5,310,031
Long-term debt                                                              --                  100,055
Deferred income taxes                                                2,862,798                2,862,798
                                                                  ------------             ------------
       Total liabilities                                            15,602,563               15,798,016
Stockholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                          --                       --
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as of
       September 30, 2000 and January 1, 2000                       22,955,462               22,955,462
  Retained earnings                                                  4,139,655               13,253,059
  Treasury stock, 357,800 shares at cost                              (201,441)                (201,441)
                                                                  ------------             ------------
       Total stockholders' equity                                   26,893,676               36,007,080
                                                                  ------------             ------------
       Total liabilities and stockholders' equity                 $ 42,496,239             $ 51,805,096
                                                                  ============             ============



            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    For the three months ended               For the nine months ended
                                                 September 30,          October 2,        September 30,         October 2,
                                                     2000                 1999                2000                 1999
                                                     ----                 ----                ----                 ----
Net sales                                       $  18,693,289        $  29,309,501       $  62,056,936        $ 104,558,977

Cost of sales                                      14,947,466           21,223,002          46,071,615           77,788,616
                                                -------------        -------------       -------------        -------------

     Gross profit                                   3,745,823            8,086,499          15,985,321           26,770,361

Store operating, general
     and administrative expenses                    6,528,842            7,272,150          20,658,350           26,236,047
Store closing costs                                 2,278,183              110,903           2,278,183            1,710,104
                                                -------------        -------------       -------------        -------------

Operating (loss) income                            (5,061,202)             703,446          (6,951,212)          (1,175,790)

Other expense, net                                    173,989              146,687             555,144              795,826
                                                -------------        -------------       -------------        -------------

(Loss) income before income taxes                  (5,235,191)             556,759          (7,506,356)          (1,971,616)

     Income tax provision (benefit)                 2,508,396              228,304           1,607,048             (808,307)
                                                -------------        -------------       -------------        -------------

     Net (loss) income                          $  (7,743,587)       $     328,455       $  (9,113,404)       $  (1,163,309)
                                                =============        =============       =============        =============

     Net (loss) income per common share,
          basic and diluted                     $       (1.06)       $        0.05       $       (1.25)       $       (0.16)
                                                =============        =============       =============        =============

     Weighted average common shares
         outstanding, basic and diluted             7,276,059            7,276,059           7,276,059            7,276,059
                                                =============        =============       =============        =============





            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                 Common Stock                  Retained           Treasury           Stockholders'
                                           Shares            Amount            Earnings             Stock               Equity
                                           ------            ------            --------             -----               ------

Balances, January 1, 2000                 7,276,059       $ 22,955,462       $ 13,253,059        $   (201,441)       $ 36,007,080

Net loss                                         --                 --         (9,113,404)                 --          (9,113,404)
                                          ---------       ------------       ------------        ------------        ------------

Balances, September 30, 2000              7,276,059       $ 22,955,462       $  4,139,655        $   (201,441)       $ 26,893,676
                                          =========       ============       ============        ============        ============





            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     For the nine months ended
                                                                               September 30,              October 2,
                                                                               -------------            -------------
                                                                                    2000                     1999
                                                                                    ----                     ----
Cash flows from operating activities:
     Net loss                                                                  $ (9,113,404)            $ (1,163,309)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                                          1,947,215                2,687,467
           Deferred income tax                                                    1,636,875               (1,036,611)
           Net write-down of other assets and liabilities from
                 closed stores                                                           --                  (31,691)
           Gain on sale of property from closed stores                                   --               (1,859,734)
           Loss on write-off of leasehold improvements and property
                 and equipment from closed stores                                   684,890                2,619,701
           Loss on disposal of property and equipment                                 1,748                       --
     Changes in operating assets and liabilities:
        Accounts receivable, sale of inventory                                     (399,513)                      --
        Merchandise inventories                                                   5,301,370                4,444,236
        Prepaid expenses and other assets                                            22,100                  (52,485)
        Accounts payable                                                         (1,900,656)              (1,240,544)
        Accrued expenses and other current liabilities                            1,056,137               (2,203,415)
                                                                               ------------             ------------
           Net cash (used in) provided by operating activities                     (763,238)               2,163,615
                                                                               ------------             ------------
Cash flows from investing activities:
     Acquisition of property and equipment                                          (33,302)                (299,634)
     Proceeds from sale of property, net of closing costs                                --                8,096,741
                                                                               ------------             ------------
           Net cash (used in) provided by investing activities                      (33,302)               7,797,107
                                                                               ------------             ------------
Cash flows from financing activities:
     Principal payments under capital lease obligations                            (141,462)                (132,193)
     Principal payments of note payable, affiliate                                       --                 (300,000)
     Proceeds from revolving credit                                               4,848,761                6,942,477
     Principal payments of revolving credit                                      (4,058,233)             (10,900,571)
     Principal payments of long-term debt                                                --               (5,263,231)
                                                                               ------------             ------------
           Net cash provided by (used in) financing activities                      649,066               (9,653,518)
                                                                               ------------             ------------
Net (decrease) increase in cash and cash equivalents                               (147,474)                 307,204
Cash and cash equivalents, beginning of period                                      309,349                  128,149
                                                                               ------------             ------------
Cash and cash equivalents, end of period                                       $    161,875             $    435,353
                                                                               ============             ============


            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and October 2, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Earnings Per Share

         Earnings per share have been computed according to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                  Three Months Ended                        Nine Months Ended
                                          September 30,          October 2,        September 30,           October 2,
                                              2000                 1999                2000                   1999
                                              ----                 ----                ----                   ----
                                                      (Unaudited)                               (Unaudited)

Net (loss) income applicable to
  common shares                           $(7,743,587)          $  328,455          $(9,113,404)          $(1,163,309)
                                          ===========           ==========          ===========           ===========

Weighted average common shares
  outstanding, basic                        7,276,059            7,276,059            7,276,059             7,276,059

Dilutive effect of stock options                   --                   --                   --                    --
                                          -----------           ----------          -----------           -----------

Weighted average common shares
  outstanding, diluted                      7,276,059            7,276,059            7,276,059             7,276,059
                                          ===========           ==========          ===========           ===========

Net loss per common share:
          Basic                           $     (1.06)          $     0.05          $     (1.25)          $     (0.16)
                                          ===========           ==========          ===========           ===========
          Diluted                         $     (1.06)          $     0.05          $     (1.25)          $     (0.16)
                                          ===========           ==========          ===========           ===========


         Options to purchase 820,500 shares of common stock at a weighted average exercise price of $3.01 per share were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share for the three and nine months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

         Options to purchase 908,000 shares of common stock at a weighted average exercise price of $3.19 per share were outstanding at October 2, 1999 but were not included in the computation of diluted earnings per share for the three months then ended because the options' exercise prices were greater than the average market price for the common shares during the period.

         Options to purchase 908,000 shares of common stock at a weighted average exercise price of $3.19 per share were outstanding at October 2, 1999 but were not included in the computation of diluted earnings per share for the nine months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         3.       Store Closings

         On August 14, 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio), locations. In connection with the store closures, the Company recorded a charge of $1,593,293 for costs expected to be incurred in closing both locations, including $854,575 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $684,890 write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue stores. These charges were recorded in the store closing costs line item in the accompanying condensed statement of operations.

         Concurrent with the closure of these two stores, the Company entered into an agreement (the Agreement) with a third party to act as its agent to sell the merchandise inventories at these closed locations. The Company received a guaranteed amount from the inventory liquidation based on a formula outlined in the Agreement. This Agreement resulted in inventory markdown costs of $1,240,876 which were included in the cost of sales line item in the accompanying condensed statement of operations.

         The Company is currently in negotiations to sublease the North Randall store. Any sublease rental income generated by the North Randall store will be recorded as a reduction to the net rent obligation accrued for at September 30, 2000.

         4.       Long-term Financing

         During the third quarter of fiscal year 2000, the Company permanently reduced its aggregate revolving credit commitment from $20,000,000 to $13,000,000 under the terms of its October 27, 1998 Credit and Security (the "Credit Agreement"). Additionally, during this same period, the Company violated certain of the restrictive covenants under the Credit Agreement arising from the Company's year-to-date fiscal year 2000 financial results.

         Subsequent to September 30, 2000, the Company entered into an agreement with the bank waiving the restrictive covenant violations and amending the Credit Agreement. The amended Credit Agreement reduced the aggregate revolving credit commitment from $13,000,000 to $10,000,000 and replaced the original financial covenants.

         5.       Income Taxes

         During the third quarter of fiscal year 2000, the Company established a valuation allowance of $1,607,048 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's current assessment that it was more likely than not that such assets would not be realized through future taxable income or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of operations.

         Additionally, during the third quarter of fiscal year 2000, the Company reversed the $901,348 of tax benefit previously recognized during the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's current assessment that it is more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               OPERATIONS - Three Months Ended September 30, 2000
                 Compared to Three Months Ended October 2, 1999


         Net sales for the third quarter ended September 30, 2000 decreased $10,616,000 or 36.2% to $18,693,000 from $29,310,000 during the third quarter ended October 2, 1999. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Continuing store net sales, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, decreased $8,481,000 or 32.6% between the third quarter ended September 30, 2000 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

         The Company anticipates that continuing store net sales for the remainder of fiscal year 2000 will be below the continuing store net sales recorded during the same period in the prior year.

         Gross profit as a percentage of net sales decreased to 20.0% during the third quarter ended September 30, 2000 from 27.6% during the third quarter ended October 2, 1999. Negatively impacting the gross profit percentage during the third quarter ended September 30, 2000 was $1,241,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the two stores closed during the current quarter. Continuing store gross profit as a percentage of net sales, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, decreased to 26.8% during the third quarter ended September 30, 2000 from 27.8% during the same period a year ago.

         The Company anticipates that the continuing store gross profit percentage for the remainder of fiscal year 2000 will be comparable with the continuing store gross profit percentage experienced during the same period in the prior year.

         Store operating, general and administrative expenses decreased $743,000 or 10.2% to $6,529,000 during the third quarter ended September 30, 2000 from $7,272,000 during the third quarter ended October 2, 1999. The decrease in total store operating, general and administrative expenses between the two periods was due to the Company's continued management of controllable expenses and the reduction of costs associated with fewer Company stores. Continuing store operating, general and administrative expenses, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, decreased $276,000 or 4.4% during the third quarter ended September 30, 2000 from comparable results recorded during the same period a year ago. The decrease in continuing store operating, general and administrative expenses reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels, a reduction in the utilization of outside services and an overall reduction in general operating expenses.

         The Company anticipates that continuing store operating, general and administrative expenses for the remainder of fiscal year 2000 will be below the continuing store operating, general and administrative expenses recorded during the same period in the prior year.

         During the third quarter of fiscal 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio), locations. In connection with the store closures, the Company recorded a charge of $1,593,000 for costs expected to be incurred in closing both locations, including $855,000 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $685,000 write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue stores. These charges were recorded in the store closing costs line item in the accompanying condensed statement of operations.

         The Company is currently in negotiations to sublease the North Randall store. Any sublease rental income generated by the North Randall store will be recorded as a reduction to the net rent obligation accrued for at September 30, 2000.

         Other expense, net, increased $27,000 or 18.6% to $174,000 during the third quarter ended September 30, 2000 from $147,000 during the third quarter ended October 2, 1999. The increase in other expense, net between the two periods was due primarily to the increase in the weighted average interest rate on the Company's revolving credit facility borrowings.

         During the third quarter ended September 30, 2000, the Company established a valuation allowance of $1,607,000 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's current assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of operations.

         Additionally, during the third quarter ended September 30, 2000, the Company reversed the $901,000 of tax benefit previously recognized during the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's current assessment that it is more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of operations.

                OPERATIONS - Nine Months Ended September 30, 2000
                  Compared to Nine Months Ended October 2, 1999

         Net sales for the nine months ended September 30, 2000 decreased $42,502,000 or 40.6% to $62,057,000 from $104,559,000 during the nine months ended October 2, 1999. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Continuing store net sales, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, decreased $27,645,000 or 33.2% between the nine months ended September 30, 2000 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

         Gross profit as a percentage of net sales was 25.8% during the nine months ended September 30, 2000 in comparison to 25.6% during the nine months ended October 2, 1999. Negatively impacting the gross profit percentage for the nine months ended September 30, 2000 was $1,241,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the two stores closed during the third quarter of fiscal year 2000. Conversely, the gross profit percentage for the nine months ended October 2, 1999 was negatively impacted by $1,773,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the three stores closed during the second quarter of fiscal year 1999. Continuing store gross profit as a percentage of net sales, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, was 27.9% during the nine months ended September 30, 2000 in comparison to 27.7% during the same period a year ago.

         Store operating, general and administrative expenses decreased $5,578,000 or 21.3% to $20,658,000 during the nine months ended September 30, 2000 from $26,236,000 during the nine months ended October 2, 1999. Continuing store operating, general and administrative expenses, which excludes the operations of closed stores from the fiscal year 2000 and 1999 results, decreased $2,056,000 or 10.1% during the nine months ended September 30, 2000 from comparable results recorded during the same period a year ago. The decrease in continuing store operating, general and administrative expenses between the two periods reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels, a reduction in the utilization of outside services and an overall reduction in general operating expenses.

         During the third quarter ended September 30, 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio), locations. In connection with the store closures, the Company recorded a charge of $1,593,000 for costs expected to be incurred in closing both locations, including $855,000 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $685,000 write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue stores. These charges were recorded in the store closing costs line item in the accompanying condensed statement of operations.

         During the first quarter ended April 3, 1999, the Company incurred $260,000 of store closing costs related to the Bedford, Ohio and Canton, Ohio stores closed during the fourth quarter of fiscal 1998. These expenses were recorded in the store closing costs line item in the accompanying condensed statement of operations.

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

         During the third quarter ended October 2, 1999, the Company incurred $111,000 of store closing costs related to the three stores closed during the second quarter of fiscal 1999. These expenses were recorded in the store closing costs line items in the accompanying condensed statement of operations.

         Other expense, net, decreased $241,000 or 30.2% to $555,000 during the nine months ended September 30, 2000 from $796,000 during the nine months ended October 2, 1999. The decrease in other expense, net between the two periods was due to the reduction in interest expense associated with the extinguishment of the Company's mortgage loans during the second quarter of fiscal 1999.

         During the third quarter ended September 30, 2000, the Company established a valuation allowance of $1,607,000 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's current assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of operations.

         Additionally, during the third quarter ended September 30, 2000, the Company reversed the $901,000 of tax benefit previously recognized through the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's current assessment that it is more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of operations.

         The Company is currently in negotiations to sublease the North Randall store. Any sublease rental income generated by the North Randall store will be recorded as a reduction to the net rent obligation accrued for at September 30, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's net use of cash from operating activities increased $2,927,000 to $763,000 during the nine months ended September 30, 2000 from net cash provided by operating activities of $2,164,000 during the nine months ended October 2, 1999. The increase in the net use of cash from operating activities between the two periods was due primarily to the $7,950,000 cash flow impact of the increase in the Company's net loss, the $740,000 cash flow impact of the decrease in depreciation and amortization, the $1,935,000 cash flow impact of the decrease in the loss on the write-off of leasehold improvement and equipment from closed stores, the $660,000 cash flow impact of the reduction in accounts payable and the $400,000 cash flow impact of the accounts receivable for the sale of inventory. These uses of cash were partially offset by the $2,673,000 cash flow impact of the change in deferred income taxes, the absence in the current period of the cash flow impact of the $1,860,000 gain from the sale of property from the closed stores, the $857,000 cash flow impact of the reduction in merchandise inventory and the $3,264,000 cash flow impact of the increase in accrued expenses and other current liabilities.

         The Company's net use of cash in investing activities increased $7,830,000 to $33,000 during the nine months ended September 30, 2000 from net cash provided by investing activities of $7,797,000 during the nine months ended October 2, 1999. The increase in the net use of cash in investing activities between the two periods was due primarily to the absence, in the current period, of the $8,097,000 in net proceeds from the Company's sale of the land and buildings of its Mansfield and Canton stores during the second quarter of fiscal 1999.

         The Company's net cash provided by financing activities increased $10,303,000 to $649,000 during the nine months ended September 30, 2000 from net cash used in financing activities of $9,654,000 during the nine months ended October 2, 1999. The increase in the net cash provided by financing activities between the two periods was due primarily to the absence, in the current period, of $5,263,000 in long-term debt principal payments and $300,000 in note principal payments against the note payable, affiliate. Augmenting the impact of these principal payments was a $4,749,000 change in net borrowings against the revolving credit facility between the two periods.

         Total current and long-term debt amounted to $6,248,000 at September 30, 2000 in comparison to $5,599,000 at October 2, 1999. During the third quarter of fiscal year 2000, the Company permanently reduced its aggregate revolving credit commitment from $20,000,000 to $13,000,000 under the terms of its October 27, 1998 Credit and Security (the "Credit Agreement"). Additionally, during this same period, the Company violated certain of the restrictive covenants under the Credit Agreement arising from the Company's year-to-date fiscal year 2000 financial results.

         Subsequent to September 30, 2000, the Company entered into an agreement with the bank waiving the restrictive covenant violations and amending the Credit Agreement. The amended Credit Agreement reduced the aggregate revolving credit commitment from $13,000,000 to $10,000,000 and replaced the original financial covenants.

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

         10.8 Sale of Merchandise Agreement (North Randall and Tallmadge Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated August 4, 2000, filed herewith.

         27.1 Financial Data Schedule for the nine months ended September 30, 2000, filed herewith.

     (b) Reports on Form 8-K:

         During the third quarter of fiscal year 2000 to which this Quarterly Report on Form 10-Q relates, the Registrant filed the following Current Report on Form 8-K: Current Report bearing a cover date of August 14, 2000, reporting the closure of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio) stores (included as Appendix A in the Form 8-K were (1) a pro forma condensed balance sheet as of July 1, 2000, giving effect to (A) the closure of the North Randall and Tallmadge Avenue stores, and (B) related pro forma adjustments, all as though the transaction occurred at July 1, 2000; and (2) unaudited pro forma condensed statements of operations for the fiscal year ended January 1, 2000, and for the six months ended July 1, 2000, giving effect to (A) the elimination of the results of operations of the Registrant's closed stores, as described in Note (E), and (F) related pro forma adjustments, all as though the transaction occurred on January 3, 1999).

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         D.I.Y. HOME WAREHOUSE, INC.
                                                 (Registrant)


DATED:  November 14, 2000                By:  /s/ Todd Ayers
                                              -------------------------------
                                              Todd Ayers
                                              Controller

                           D.I.Y. Home Warehouse, Inc.

      Exhibits to Form 10-Q for the Third Quarter Ended September 30, 2000

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

    *                      10.2.8.b    Modification and Supplement of lease
                                       between the Estate of Myron S. Viny
                                       (formerly DBA Central Valley Properties) and D.I.Y. Home Warehouse, Inc. dated
                                       March 30, 2000, incorporated herein by
                                       reference to Exhibit 10.2.8.b to the
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

    *    10.5     Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    *    10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y Home
                  Warehouse, Inc. and Schottenstein Bernstein Capital Group,
                  LLC, dated June 11, 1999, incorporated herein by reference to
                  Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    **   10.8     Sale of Merchandise Agreement (North Randall and Tallmadge
                  Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein
                  Bernstein Capital Group, LLC, dated August 4, 2000, filed herewith.

    **   27.1     Financial Data Schedule for the nine months ended September
                  30, 2000, filed herewith.

------------------
    *    Previously filed
    **   Filed herewith