Form 10-K405
period 2000-12-30
DIY HOME WAREHOUSE INC
filed 2001-03-26
CIK 899595

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______ TO ______

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

         As of March 6, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $871,729 determined in accordance with the highest price at which the stock was sold on such date as reported by the OTC Bulletin Board.

         As of March 6, 2001, there were 7,276,059 outstanding shares of the Registrant's common stock.


                        This document contains 88 pages.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K to the extent noted herein. In addition, pages 2 through 16 of D.I.Y. Home Warehouse, Inc.'s 2000 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a)(1) of Part IV of this report.



                                     PART I


ITEM 1.  BUSINESS

GENERAL

         D.I.Y. Home Warehouse, Inc. ("DIY" or the "Company") operates nine retail warehouse-format home improvement centers that sell products primarily to do-it-yourself home repair and remodeling customers. The Company's "DIY Home Warehouse" stores are located in Northeast Ohio and range in size from 66,000 to 109,000 square feet of enclosed selling space with an additional 12,000 to 20,000 square feet of outside selling space. Five of these retail centers are located in the Cleveland metropolitan area, two stores in the Akron area and one store each is located in Warren and Ashtabula. DIY offers a high level of customer service, making shopping at its stores easy and convenient and, through its displays and trained staff, enabling do-it-yourself shoppers to complete their own home repair, maintenance and improvement projects.

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

                                                                    FISCAL YEAR ENDED
                                     -----------------------------------------------------------------------------
PRODUCT AREA                            DECEMBER 30, 2000           JANUARY 1, 2000            JANUARY 2, 1999
------------                            -----------------           ---------------            ---------------
A.  Kitchen, Plumbing and Bath                  17.1%                     18.4%                      20.2%
B.  Paint, Home Decorating,
      Floorcoverings and Furniture              21.6                      19.0                       17.0
C.  Lawn and Garden                             21.5                      18.9                       18.0
D.  Lumber, Building Materials and
     Doors and Windows                          23.4                      26.9                       28.0
E.  Electrical, Lighting and Fans                8.6                       8.9                        9.0
F.  Hardware and Tools                           7.8                       7.9                        7.8
                                               ------                    ------                     ------
                                               100.0%                    100.0%                     100.0%
                                               ======                    ======                     ======

         Kitchen, Plumbing, and Bath. The Company carries a wide selection of sinks, toilets, bathtubs, faucets, bathroom vanities and tops, shower surrounds and related products utilized in kitchen and bath remodeling projects. DIY offers three complete lines of assembled cabinets which are stocked for customer carryout. The Company offers products over a broad price range but focuses its presentation on the more popular price product group in this category. Sales associates are available to assist customers in planning and designing remodeling projects as well as assisting in product selection.

         Paint, Home Decorating, Floorcoverings, and Furniture. The Company offers a wide assortment of interior and exterior paints, stains, varnishes and other surface applications, as well as sundry related supplies such as paint brushes, sand paper, paint thinner, glues and other similar items. Blinds and window treatments, closet and storage materials, wall coverings, floorcoverings (rugs, tiles and similar items) and other home decorating items are also featured in this product area. In addition to budget priced DIY "house label" products, DIY offers products from manufacturers such as Dutch Boy, Enterprise, Behr, Newell and Cuprinol. Salespeople are available to computer custom match and mix paint colors and otherwise assist customers in planning and selecting products for their home decorating projects.

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

         During fiscal 2000, the Company's top 10 vendors accounted for approximately 26.5% of its purchases, with no single supplier accounting for more than 6.1% of Company purchases. The number of active vendors is approximately 482. The Company is not dependent on any one vendor for any significant product. The Company does not license or contract the operating of departments within its stores to outside providers.

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

MARKETING

         The Company's marketing program is designed to create an awareness of DIY's comprehensive selection of brand name merchandise, superior customer service and everyday low prices. The Company's primary advertising vehicle is local newspaper advertising, which currently consists of circulars, tablets or flyers included with the Sunday newspaper in its markets. The Company also engages in radio advertising in order to enhance consumer recognition of the DIY Home Warehouse name and product assortment or to promote a sense of urgency regarding the purchase of a particular product or group of products.

COMPETITION

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and many of the Company's competitors have substantially greater resources than the Company. Lowe's Company entered the Company's market in the third quarter of 1994 and has continued to expand, opening additional locations in the Company's markets during 1996, 1997, 1998 and 2000. In the fourth quarter of 1997, Home Depot opened its first store in the Company's market and continued to expand its operations into additional Company markets during 1998, 1999 and 2000. Additionally, both Home Depot and Lowe's have announced further expansion plans into the Company's markets during 2001. There has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business.

EMPLOYEES

         Each DIY home center employs approximately 50 to 80 employees, supervised by a store manager, two to three assistant managers and 4 to 8 department heads. As of December 30, 2000, the Company employed approximately 486 persons, approximately 321 of whom were full-time employees. DIY is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be excellent.


ITEM 2.  PROPERTIES

         Each DIY home center is individually designed based on the particular characteristics of the property, with the overall goal of achieving a relatively uniform "look" among all the stores, including the same product areas. All stores are conveniently located near major roads and each provides parking for customers. The following table sets forth the location, opening date and approximate size of each of the Company's operating home centers.

                                                     Leased                          Area in Square Feet
Store Location             Opening Date              or Owned          Interior Selling      Garden     Greenhouse
--------------             ------------              --------          ----------------      ------     ----------
Cleveland, Ohio....       March 1985......           Leased.......         109,000            12,000        --
Eastlake, Ohio.....       August 1990.....           Leased.......          66,000            17,000        --
Elyria, Ohio.......       February 1992...           Leased.......          72,000            16,200        --
Brook Park, Ohio...       March 1993......           Leased.......          93,000            18,000        --
Warren, Ohio......        January 1994....           Owned, Land Lease      79,000            18,000        --
Medina, Ohio......        March 1995......           Owned........          83,200            20,000       3,200
Mentor, Ohio......        April 1995......           Leased.......          86,100            15,000          --
Akron, Ohio (Southeast).  June 1995.......           Owned........          85,400            15,000       3,200
Ashtabula, Ohio...        November 1995...           Owned, Land Lease      84,200            15,750       3,200

         The Company's headquarters consist of approximately 8,800 square feet of leased space in Valley View, Ohio, near Cleveland.

         The Company leases or subleases five of its operating retail properties as well as its former North Randall location which was closed during the third quarter of fiscal 2000. In addition, two of the Company's retail stores are subject to land leases. The various lease terms expire between 1 and 7 years, and have renewal options ranging from 2 to 30 years. The leases generally provide for additional rental payments based upon a percentage of gross or net store sales above various levels. The Company subleases portions of premises not being used by the Company to various third parties.

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

         As of March 6, 2001, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.41 and there were approximately 181 holders of record of Common Stock. Based on information provided to the Company by certain holders of record, the Company estimates there are in excess of 1,000 beneficial shareholders. The Company has not paid any cash dividends on its Common Stock in the past four fiscal years. Management intends to follow a policy of retaining earnings in the foreseeable future in order to finance the development and operations of its business. The declaration and payment of dividends will be within the discretion of the Company's Board of Directors and would depend, among other factors, on the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions with respect to payment of dividends.

         The following table sets forth a quarterly summary, for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 of the high and low closing sales prices as reported by Nasdaq NNM or, after December 2, 1998, the OTC Bulletin Board.

                                               2000             1999            1998
                                        ---------------------------------------------------
Fiscal Quarter                             High     Low    High     Low     High     Low
--------------                             ----     ---    ----     ---     ----     ---
    1st                                    $0.66   $0.44   $0.75   $0.19    $3.25   $2.69
    2nd                                     0.69    0.44    0.84    0.56     3.13    2.00
    3rd                                     0.75    0.52    0.97    0.63     2.06    1.06
    4th                                     0.75    0.47    0.75    0.53     1.25    0.25


ITEM 6.  SELECTED FINANCIAL DATA

         The information for the fiscal years 1996-2000 under the heading "Selected Financial Data and Operating Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000, on page 16 of Exhibit 13.1 hereto, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000, on pages 2 through 6 of Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information under the headings "Statement of Operations, Statement of Shareholders' Equity, Balance Sheet, Statement of Cash Flows, Notes to Financial Statements and Report of Independent Accountants" contained in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000, on pages 7 through 15 of Exhibit 13.1 hereto, is incorporated herein by reference.


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



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

                  (1)      Financial Statements:

                           The following financial statements of D.I.Y. Home Warehouse, Inc. are filed herewith by incorporation by reference from pages 7 through 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2000, as provided in
                           Item 8 hereof:

                           Statement of Operations for the Years Ended December 30, 2000, January 1, 2000 and January 2, 1999;

                           Statement of Stockholders' Equity for the Years Ended December 30, 2000, January 1, 2000 and January 2, 1999;

                           Balance Sheet as of December 30, 2000 and January 1, 2000;

                           Statement of Cash Flows for the Years Ended December 30, 2000, January 1, 2000 and January 2, 1999;

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

         10.2.13 Indenture of Lease between D.I.Y. Home Warehouse, Inc. and Akron-Summit County Public Library dated March 8, 2001, filed herewith.

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

                  10.3.15.a Waiver and Amendment to Credit and Security
                            Agreement dated November 14, 2000 between D.I.Y. Home Warehouse, Inc. and National City Commercial Finance, Inc., filed herewith.

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

10.8 Sale of Merchandise Agreement (North Randall and Tallmadge Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated August 4, 2000, incorporated herein by reference to
         Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

13.1 Annual Report to the Shareholders of D.I.Y. Home Warehouse, Inc. for the fiscal year ended December 30, 2000, certain portions of which are incorporated by reference herein.

23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 23, 2001                        D.I.Y. HOME WAREHOUSE, INC.

                                             By:  /s/ FRED A. ERB
                                                 ----------------
                                             Fred A. Erb,
                                             Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ FRED A. ERB
-----------------
Fred A. Erb
Chairman of the Board of Directors
Dated:  March 23, 2001


/s/ CLIFFORD L. REYNOLDS
------------------------
Clifford L. Reynolds
Director and President
(principal executive officer)
Dated:  March 23, 2001


/s/ R. SCOTT EYNON
-----------------
R. Scott Eynon
Vice President-Operations and Director
Dated:  March 23, 2001


/s/ JOHN M. ERB
-----------------
John M. Erb
Secretary and Director
Dated:  March 23, 2001


/s/ TODD R. AYERS
-----------------
Todd R. Ayers
Controller
Dated:  March 23, 2001

                           D.I.Y. Home Warehouse, Inc.

        Exhibits to Form 10-K for the Fiscal Year Ended December 30, 2000

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

  *               10.1.13   Form of Non-Qualified Stock Option Agreement under
                            the D.I.Y. Home Warehouse, Inc. 1993 Long Term
                            Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.14 to the Registrant's
                            Report on Form 10-K for the fiscal year ended
                            December 30, 1995.

  *               10.1.14   1995 D.I.Y. Home Warehouse, Inc. Employee Bonus Plan
                            dated May 1995, incorporated herein by reference to
                            Exhibit 10.44 to the Registrant's Report on Form
                            10-K for the fiscal year ended December 30, 1995.

  *               10.1.15   D.I.Y. Home Warehouse, Inc. 1996 Retainer Stock Plan
                            for Non-Employee Directors, incorporated herein by reference to Exhibit 10.49 to the Registrant's
                            Report on Form 10-K for the fiscal the fiscal year ended December 30, 1995.

  *               10.1.16   Employment Agreement between Eric I. Glassman and
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

    **            10.2.13   Indenture of Lease between D.I.Y. Home Warehouse,
                            Inc. and Akron-Summit County Public Library dated
                            March 8, 2001, filed herewith.

         10.3     Credit Agreements of the Registrant

    *             10.3.1    $1,250,000 Promissory Note from D.I.Y. Home
                            Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                            Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's
                            Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.2    Security Agreement between D.I.Y. Home Warehouse and
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
                            among D.I.Y. Home Warehouse, Inc. and the Lenders which are signatures hereto and National City
                            Commercial Finance, Inc. as agent and National City
                            Bank as Letter of Credit Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's
                            Report on Form 10-Q for the quarter ended October 3, 1998.

   **                       10.3.15.a   Waiver and Amendment to Credit and
                                        Security Agreement dated November 14,
                                        2000 between D.I.Y. Home Warehouse, Inc.
                                        and National City Commercial Finance,
                                        Inc., filed herewith.

   *    10.4      Real Estate Purchase Agreement (Mansfield) between DIY Ohio
                  Real Estate Associates Limited Partnership and D.I.Y. Home
                  Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 1994.

   *    10.5      Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

   *    10.6      Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y. Home Warehouse, Inc. and Schottenstein
                  Bernstein Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

   *    10.7      Sale of Merchandise Agreement (Boardman) between D.I.Y. Home
                  Warehouse, Inc. and Schottenstein Bernstein Capital Group,
                  LLC, dated June 11, 1999, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

  *     10.8      Sale of Merchandise Agreement (North Randall and Tallmadge
                  Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein
                  Bernstein Capital Group, LLC, dated August 4, 2000, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended
                  September 30, 2000.

  **    13.1      Annual Report to the Shareholders of D.I.Y. Home Warehouse,
                  Inc. for the fiscal year ended December 30, 2000, certain portions of which are incorporated by reference herein.

  **    23.1      Consent of PricewaterhouseCoopers LLP, filed herewith.


------------------

    *    Previously filed
    **   Filed herewith