Form 10-Q
period 2001-03-31
DIY HOME WAREHOUSE INC
filed 2001-05-15
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                                  Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 30, 2001
----------------------------                   -----------------------------
Common Stock, no par value                            7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


                  INDEX                                                PAGE NO.
                  -----                                                --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet -
           March 31, 2001 and December 30, 2000........................     3

           Condensed Statement of Operations -
           Three Months Ended March 31, 2001
           and April 1, 2000...........................................     4

           Condensed Statement of Stockholders' Equity -
           Three Months Ended March 31, 2001...........................     5

           Condensed Statement of Cash Flows -
           Three Months Ended March 31, 2001
           and April 1, 2000...........................................     6

           Notes to Condensed Financial Statements.....................   7 - 9

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations............  10 - 13


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................  14 - 25

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                         March 31,             December 30,
                                                                           2001                   2000
                                                                           ----                   ----
           Assets                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                            $    531,778            $    164,993
  Merchandise inventories                                                18,587,556              16,752,775
  Prepaid expenses and other assets                                         848,409                 915,801
                                                                       ------------            ------------
       Total current assets                                              19,967,743              17,833,569
                                                                       ------------            ------------
  Property and equipment, at cost                                        36,097,110              36,075,556
  Less accumulated depreciation and amortization                         15,790,496              15,197,333
                                                                       ------------            ------------
       Property and equipment, net                                       20,306,614              20,878,223
                                                                       ------------            ------------
Other assets                                                                 75,701                  95,480
                                                                       ------------            ------------
       Total assets                                                    $ 40,350,058            $ 38,807,272
                                                                       ============            ============

           Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt                                 $     66,969            $     99,276
  Revolving credit                                                        6,252,522               5,068,811
  Accounts payable                                                        4,978,548               1,774,633
  Accrued store closing costs                                             1,250,574               1,295,968
  Accrued expenses and other                                              2,215,380               2,953,239
                                                                       ------------            ------------
       Total current liabilities                                         14,763,993              11,191,927
Stockholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                             --                      --
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as
       of March 31, 2001 and December 30, 2000                           22,955,462              22,955,462
  Retained earnings                                                       2,832,044               4,861,324
  Treasury stock, 357,800 shares at cost                                   (201,441)               (201,441)
                                                                       ------------            ------------
       Total stockholders' equity                                        25,586,065              27,615,345
                                                                       ------------            ------------
       Total liabilities and stockholders' equity                      $ 40,350,058            $ 38,807,272
                                                                       ============            ============











            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                           For the three months ended
                                                                       March 31,                  April 1,
                                                                         2001                      2000
                                                                         ----                      ----
Net sales                                                            $ 11,025,685              $ 17,129,388

Cost of sales                                                           7,399,020                12,052,994
                                                                     ------------              ------------

     Gross profit                                                       3,626,665                 5,076,394

Store operating, general and administrative expenses                    5,525,555                 6,752,828
                                                                     ------------              ------------

Operating loss                                                         (1,898,890)               (1,676,434)

Other expense, net                                                        130,390                   177,875
                                                                     ------------              ------------

Loss before income taxes                                               (2,029,280)               (1,854,309)

Income tax benefit                                                           --                    (730,433)
                                                                     ------------              ------------


     Net loss                                                        $ (2,029,280)             $ (1,123,876)
                                                                     ============              ============

     Net loss per common share, basic and diluted                    $      (0.28)             $      (0.15)
                                                                     ============              ============

Weighted average common shares outstanding,
         basic and diluted                                              7,276,059                 7,276,059
                                                                     ============              ============














            See accompanying notes to condensed financial statements.


                                                     D.I.Y. HOME WAREHOUSE, INC.
                                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                             (Unaudited)

                                                                                                                   Total
                                                Common Stock                Retained         Treasury          Stockholders'
                                         Shares            Amount           Earnings           Stock               Equity
                                      ------------      ------------      ------------       ------------       ------------

Balances, December 30, 2000              7,276,059      $ 22,955,462      $  4,861,324       $   (201,441)      $ 27,615,345

Net loss                                      --                --          (2,029,280)              --           (2,029,280)
                                      ------------      ------------      ------------       ------------       ------------

Balances, March 31, 2001                 7,276,059      $ 22,955,462      $  2,832,044       $   (201,441)      $ 25,586,065
                                      ============      ============      ============       ============       ============































            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                For the three months ended
                                                                              March 31,                 April 1,
                                                                                2001                     2000
                                                                                ----                     ----
Cash flows from operating activities:
     Net loss                                                               $(2,029,280)             $(1,123,876)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                        593,163                  664,971
           Deferred income tax                                                     --                     29,843
     Changes in operating assets and liabilities:
        Merchandise inventories                                              (1,834,781)              (5,298,883)
        Prepaid expenses and other assets                                        87,171                  127,079
        Accounts payable                                                      3,203,915                2,873,272
        Accrued expenses and other current liabilities                         (783,253)              (1,037,793)
                                                                            -----------              -----------
           Net cash used in operating activities                               (763,065)              (3,765,387)
                                                                            -----------              -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                      (21,554)                  (5,124)
                                                                            -----------              -----------
           Net cash used in investing activities                                (21,554)                  (5,124)
                                                                            -----------              -----------

Cash flows from financing activities:
     Principal payments under capital lease obligations                         (32,307)                 (46,156)
     Proceeds from revolving credit                                           1,183,711                3,996,149
                                                                            -----------              -----------
           Net cash provided by financing activities                          1,151,404                3,949,993
                                                                            -----------              -----------

Net increase in cash and cash equivalents                                       366,785                  179,482
Cash and cash equivalents, beginning of period                                  164,993                  309,349
                                                                            -----------              -----------
Cash and cash equivalents, end of period                                    $   531,778              $   488,831
                                                                            ===========              ===========












            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

         1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and April 1, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

         2.       Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores. Many of the Company's competitors have substantially greater resources than the Company. Lowe's Company entered the Company's market in the third quarter of 1994 and has continued to expand, opening additional locations in fiscal years 1996, 1997, 1998 and 2000. In the fourth quarter of fiscal year 1997, Home Depot opened its first store in the Company's market and continued to expand its operations into additional Company markets during fiscal years 1998, 1999 and 2000. Additionally, both Home Depot and Lowe's have announced further expansion plans into the Company's markets during fiscal year 2001. There has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business.

         3.       Earnings Per Share

         Earnings per share have been computed according to Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                                           Three Months Ended
                                                                      March 31,            April 1,
                                                                        2001                 2000
                                                                        ----                 ----
                                                                               (Unaudited)

         Net loss applicable to common shares                      $(2,029,280)          $(1,123,876)
                                                                   ===========           ===========

         Weighted average common shares outstanding, basic           7,276,059             7,276,059

         Dilutive effect of stock options                                 --                    --
                                                                   -----------           -----------

         Weighted average common shares outstanding, diluted         7,276,059             7,276,059
                                                                   ===========           ===========

         Net loss per common share:
                   Basic                                                $(0.28)               $(0.15)
                                                                        ======                ======
                   Diluted                                              $(0.28)               $(0.15)
                                                                        ======                ======

         Options to purchase 807,500 shares of common stock at a weighted average exercise price of $3.00 per share were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         Options to purchase 809,500 shares of common stock at a weighted average exercise price of $3.08 per share were outstanding at April 1, 2000 but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         4.       Debt

         During fiscal year 2000, the Company entered into an Amended Credit Agreement with a bank. The Amended Credit Agreement extends through October 27, 2001, at which time management believes that the Company will have the ability to extend the Amended Credit Agreement, will have sufficient positive cash flows or will have the ability to meet working capital requirements through further liquidation of inventories or real property. Sufficient positive cash flows to meet working capital requirements are expected to be met, in part, by proceeds from inventory liquidations currently in progress and the lease, sublease or sale of certain Company locations that are currently being negotiated by management (see Note 6).

         5.       Taxes

         During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of March 31, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of operations for the first quarter ended March 31, 2001.

         6.       Subsequent Events

         Subsequent to March 31, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. In connection with the closing of these stores, the Company entered into an agreement with a third-party to act as its agent in the liquidation of the merchandise inventories located at the aforementioned stores.

                  Concurrent with the announced closing of the Brook Park, Medina and Mentor, Ohio stores, the Company entered into an agreement in which the Company assigned its lease rights to the Mentor location to a third-party.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 OPERATIONS - Three Months Ended March 31, 2001
                  Compared to Three Months Ended April 1, 2000

         Net sales for the first quarter ended March 31, 2001 decreased $6,104,000 or 35.6% to $11,026,000 from $17,129,000 during the first quarter ended April 1, 2000. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Continuing store net sales, which excludes the operations of the closed stores from the fiscal year 2000 results, decreased $3,939,000 or 26.3% between the first quarter ended March 31, 2001 and the same period a year ago. The decrease in continuing store net sales between the two periods was the result of additional competition from national warehouse retailers in the Company's markets.

         The Company anticipates that continuing store net sales for the remainder of fiscal year 2001 will be below the net sales recorded by those continuing stores during the same period in the prior year.

         Gross profit as a percentage of net sales increased to 32.9% during the first quarter ended March 31, 2001 from 29.6% during the first quarter ended April 1, 2000. Continuing store gross profit as a percentage of net sales, which excludes the operations of the closed stores from the fiscal year 2000 results, increased to 32.9% during the first quarter ended March 31, 2001 from 29.8% during the same period a year ago. The increase in the gross profit percentages between the two periods reflects the positive impact of the Company's adjustment to its merchandising mix.

         The Company anticipates that the continuing store gross profit percentage for the remainder of fiscal year 2001 will be at least comparable with the gross profit percentage experienced by those continuing stores during the last nine months of fiscal year 2000.

         Store operating, general and administrative expenses decreased $1,227,000 or 18.2% to $5,526,000 during the first quarter ended March 31, 2001 from $6,753,000 during the first quarter ended April 1, 2000. The decrease in total store operating, general and administrative expenses between the two periods was due to the Company's continued management of controllable expenses and the reduction of costs associated with fewer Company stores. Continuing store operating, general and administrative expenses, which excludes the operations of the closed stores from the fiscal year 2000 results, decreased $347,000 or 5.9% during the first quarter ended March 31, 2001 from comparable results recorded during the same period a year ago. The decrease in continuing store operating, general and administrative expenses reflects the Company's continued management of controllable expenses. This management of controllable expenses included lower personnel costs resulting from reduced store and corporate staffing levels and an overall reduction in general operating expenses.

         The Company anticipates that continuing store operating, general and administrative expenses for the remainder of fiscal year 2001 will be below the store operating, general and administrative expenses recorded by those continuing stores during the last nine months of fiscal year 2000.

         Other expense, net, decreased $48,000 or 26.7% to $130,000 during the first quarter ended March 31, 2001 from $178,000 during the first quarter ended April 1, 2000. The decrease in other expense, net between the two periods was due to the decrease in the weighted average borrowings outstanding on the Company's revolving credit facility.

         During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of March 31, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of operations for the first quarter ended March 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's net use of cash from operating activities decreased $3,002,000 to $763,000 during the three months ended March 31, 2001 from $3,765,000 during the three months ended April 1, 2000. The decrease in the net use of cash from operating activities between the two periods was due primarily to the $3,464,000 cash flow impact of the change in merchandise inventories, the $331,000 cash flow impact of the increase in accounts payable and the $255,000 cash flow impact of the change in accrued expenses and other current liabilities. These sources of cash were partially offset by the $905,000 cash flow impact of the increase in the Company's net loss between the two periods.

         The Company's net cash provided by financing activities decreased $2,799,000 to $1,151,000 during the three months ended March 31, 2001 from $3,950,000 during the three months ended April 1, 2000. The decrease in the net cash provided by financing activities between the two periods was due primarily to the $2,812,000 reduction in net borrowings against the revolving credit facility between the two periods.

         Total current debt amounted to $6,319,000 at March 31, 2001 in comparison to total current and long-term debt of $9,549,000 at April 1, 2000. The Company had no long-term debt outstanding at March 31, 2001. During fiscal 2000, the Company entered into an Amended Credit Agreement with a bank. The Amended Credit Agreement extends through October 27, 2001, at which time management believes that the Company will have the ability to extend the Amended Credit Agreement, will have sufficient positive cash flows or will have the ability to meet working capital requirements through further liquidation of inventories or real property. Sufficient positive cash flows to meet working capital requirements are expected to be met, in part, by proceeds from inventory liquidations currently in progress and the lease, sublease or sale of certain Company locations that are currently being negotiated by management.

         Subsequent to March 31, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. In connection with the closing of these stores, the Company entered into an agreement with a third-party to act as its agent in the liquidation of the merchandise inventories located at the aforementioned stores.

                  Concurrent with the announced closing of the Brook Park, Medina and Mentor, Ohio stores, the Company entered into an agreement in which the Company assigned its lease rights to the Mentor location to a third-party.

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

Competition

         The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores. Many of the Company's competitors have substantially greater resources than the Company. Lowe's Company entered the Company's market in the third quarter of 1994 and has continued to expand, opening additional locations in fiscal years 1996, 1997, 1998 and 2000. In the fourth quarter of 1997, Home Depot opened its first store in the Company's market and continued to expand its operations into additional Company markets during 1998, 1999 and 2000. Additionally, both Home Depot and Lowe's have announced further expansion plans into the Company's markets during 2001. There has been increasing consolidation within the home improvement industry, which may provide certain entities increased competitive advantages. Specifically, increased competition including, but not limited to, additional competitors' store locations, price reductions, and advertising and marketing campaigns could have a material adverse effect on the Company's business.

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

                             10.2.11.a     Lease Cancellation Agreement between
                                           Shidler/West Finance Partners V.
                                           Limited Partnership and D.I.Y. Home
                                           Warehouse, Inc. dated April 10,
                                           2001, incorporated herein by
                                           reference to Exhibit 10.2.11.a to
                                           the Registrant's Report on Form 8-K
                                           dated April 10, 2001.

                             10.2.11.b     Termination of Lease Agreement
                                           between D.I.Y. Home Warehouse, Inc.
                                           and Lowe's Home Centers, Inc., dated
                                           April 10, 2001, incorporated herein
                                           by reference to Exhibit 10.2.12.a to
                                           the Registrant's Report on Form 8-K
                                           dated April 10, 2001.

                  10.2.12 Shopping Center Lease between KCHGC, Inc. and D.I.Y. Home Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

                  10.2.13 Indenture of Lease between D.I.Y. Home Warehouse, Inc. and Akron-Summit County Public Library, dated March 8, 2001, incorporated herein by reference to
                             Exhibit 10.2.13 to the Registrant's Report on Form 10-K for the fiscal year ended December 30, 2000.

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

                             10.3.15.a     Waiver and Amendment to Credit and
                                           Security Agreement dated November 14,
                                           2000 between D.I.Y. Home Warehouse,
                                           Inc. and National City Commercial
                                           Finance, Inc., incorporated herein by
                                           reference to Exhibit 10.3.15.a to the
                                           Registrant's Form 10-K for the
                                           fiscal year ended December 30, 2000.

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

         10.8 Sale of Merchandise Agreement (North Randall and Tallmadge Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated August 4, 2000, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30,2000.

         10.9 Agency Agreement between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, LLC, dated April 10, 2001, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 8-K dated April 10, 2001.

     (b) Reports on Form 8-K:

         None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            D.I.Y. HOME WAREHOUSE, INC.
                                                    (Registrant)


DATED:  May 15, 2001                        By:  /s/ Todd Ayers
                                                ------------------------
                                                 Todd Ayers
                                                 Controller

                          D.I.Y. Home Warehouse, Inc.

        Exhibits to Form 10-Q for the First Quarter Ended March 31, 2001

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

     *                       10.2.11.a     Lease Cancellation Agreement between
                                           Shidler/West Finance Partners V.
                                           Limited Partnership and D.I.Y. Home
                                           Warehouse, Inc. dated April 10,
                                           2001, incorporated herein by
                                           reference to Exhibit 10.2.11.a to
                                           the Registrant's Report on Form 8-K
                                           dated April 10, 2001.

     *                       10.2.11.b     Termination of Lease Agreement
                                           between D.I.Y. Home Warehouse, Inc.
                                           and Lowe's Home Centers, Inc., dated
                                           April 10, 2001, incorporated herein
                                           by reference to Exhibit 10.2.12.a to
                                           the Registrant's Report on Form 8-K
                                           dated April 10, 2001.

    *             10.2.12    Shopping Center Lease between KCHGC, Inc. and
                             D.I.Y. Home Warehouse, Inc. dated January 12, 1995, incorporated herein by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.2.13    Indenture of Lease between D.I.Y. Home Warehouse,
                             Inc. and Akron-Summit County Public Library, dated
                             March 8, 2001, incorporated herein by reference to
                             Exhibit 10.2.13 to the Registrant's Report on Form
                             10-K for the fiscal year ended December 30, 2000.

         10.3     Credit Agreements of the Registrant

    *             10.3.1     $1,250,000 Promissory Note from D.I.Y. Home
                             Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                             Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's
                             Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.2     Security Agreement between D.I.Y. Home Warehouse
                             and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.3     Revolving Credit Agreement and Security Agreement
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

    *                        10.3.15.a     Waiver and Amendment to Credit and
                                           Security Agreement dated November
                                           14, 2000 between D.I.Y. Home
                                           Warehouse, Inc and National City
                                           Commercial Finance, Inc.,
                                           incorporated herein by reference to
                                           Exhibit 10.3.15.a to the
                                           Registrant's Report on Form 10-K
                                           for the fiscal year ended December
                                           30, 2000.

    *    10.4     Real Estate Purchase Agreement (Mansfield) between DIY
                  Ohio Real Estate Associates Limited Partnership and D.I.Y.
                  Home Warehouse, Inc. dated as of March 1, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on Form 10-K for the fiscal year ended
                  January 1, 1994.

    *    10.5     Real Estate Purchase Agreement (Mansfield and Canton) between
                  D.I.Y. Home Warehouse, Inc. and Gabriel Brothers, Inc. dated
                  March 3, 1999, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Report on Form 10-K for the fiscal year ended January 1, 2000.

    *    10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y
                  Home Warehouse, Inc. and Schottenstein Bernstein Capital
                  Group, LLC, dated June 11, 1999, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.8     Sale of Merchandise Agreement (North Randall and Tallmadge
                  Avenue) between D.I.Y. Home Warehouse, Inc. and Schottenstein
                  Bernstein Capital Group, LLC, dated August 4, 2000, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended
                  September 30, 2000.

    *    10.9     Agency Agreement between D.I.Y. Home Warehouse, Inc. and
                  Schottenstein Bernstein Capital Group, LLC, dated April 10,
                  2001, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 8-K dated April 10, 2001.

------------------

    *    Previously filed
    **   Filed herewith