Form 10-Q
period 2001-06-30
DIY HOME WAREHOUSE INC
filed 2001-08-20
CIK 899595

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

                                  Yes X No
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 2001
------------------------------------              ----------------------------
Common Stock, no par value                                           7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


                  INDEX                                                                            PAGE NO.
                  -----                                                                            --------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  June 30, 2001 and December 30, 2000............................................       3

                  Condensed Statement of Discontinued Operations -
                  Three and Six Months Ended June 30, 2001
                  and July 1, 2000...............................................................       4

                  Condensed Statement of Stockholders' Equity -
                  Six Months Ended June 30, 2001.................................................       5

                  Condensed Statement of Cash Flows -
                  Six Months Ended June 30, 2001
                  and July 1, 2000...............................................................       6

                  Notes to Condensed Financial Statements........................................  7 - 10

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Discontinued Operations........................................................ 11 - 17


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................... 18 - 26


                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                 June 30,      December 30,
                                                                   2001            2000
                                                                   ----            ----
           Assets                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                    $  3,231,483    $    164,993
  Merchandise inventories                                         9,049,426      16,752,775
  Prepaid expenses and other assets                               1,069,342         915,801
                                                               ------------    ------------
       Total current assets                                      13,350,251      17,833,569
                                                               ------------    ------------
Property and equipment, at cost                                  16,990,945      36,075,556
  Less accumulated depreciation and amortization                  2,373,027      15,197,333
                                                               ------------    ------------
       Property and equipment, net                               14,617,918      20,878,223
                                                               ------------    ------------
Other assets                                                         49,304          95,480
                                                               ------------    ------------
       Total assets                                            $ 28,017,473    $ 38,807,272
                                                               ============    ============
           Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt                         $       --      $     99,276
  Revolving credit                                                     --         5,068,811
  Accounts payable                                                3,478,238       1,774,633
  Accrued store closing costs                                    12,425,799       1,295,968
  Accrued expenses and other                                      2,290,329       2,953,239
                                                               ------------    ------------
       Total current liabilities                                 18,194,366      11,191,927
Stockholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                     --              --
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as of June
       30, 2001 and December 30, 2000                            22,955,462      22,955,462
  Retained (deficit) earnings                                   (12,930,914)      4,861,324
  Treasury stock, 357,800 shares at cost                           (201,441)       (201,441)
                                                               ------------    ------------
       Total stockholders' equity                                 9,823,107      27,615,345
                                                               ------------    ------------
       Total liabilities and stockholders' equity              $ 28,017,473    $ 38,807,272
                                                               ============    ============







           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                 CONDENSED STATEMENT OF DISCONTINUED OPERATIONS
                                   (Unaudited)

                                          For the three months ended       For the six months ended
                                         June 30, 2001    July 1, 2000   June 30, 2001    July 1, 2000
                                         -------------    ------------   -------------    ------------
Net sales                                 $ 21,896,306    $ 26,234,256    $ 32,921,991    $ 43,363,646

Cost of sales                               18,358,410      19,071,154      25,757,430      31,124,153
                                          ------------    ------------    ------------    ------------
     Gross profit                            3,537,896       7,163,102       7,164,561      12,239,493

Store operating, general
     and administrative expenses             4,026,395       7,376,673       9,551,950      14,129,500
Store closing costs                         15,237,305            --        15,237,305            --
                                          ------------    ------------    ------------    ------------

Operating loss                             (15,725,804)       (213,571)    (17,624,694)     (1,890,007)

Other expense, net                              37,154         203,279         167,544         381,154
                                          ------------    ------------    ------------    ------------
Loss before income taxes                   (15,762,958)       (416,850)    (17,792,238)     (2,271,161)

     Income tax benefit                           --          (170,915)           --          (901,348)
                                          ------------    ------------    ------------    ------------
     Net loss                             $(15,762,958)   $   (245,935)   $(17,792,238)   $ (1,369,813)
                                          ============    ============    ============    ============
     Net loss per common share,
          basic and diluted               $      (2.17)   $      (0.03)   $      (2.45)   $      (0.19)
                                          ============    ============    ============    ============
     Weighted average common shares
         outstanding, basic and diluted      7,276,059       7,276,059       7,276,059       7,276,059
                                          ============    ============    ============    ============









           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                      Retained                                Total
                                          Common Stock                Earnings           Treasury          Stockholders'
                                    Shares            Amount          (Deficit)            Stock              Equity
                                    ------            ------          ---------            -----              ------
Balances, December 30, 2000         7,276,059      $ 22,955,462      $  4,861,324       $   (201,441)      $ 27,615,345

Net loss                                 --                --         (17,792,238)              --          (17,792,238)
                                 ------------      ------------      ------------       ------------       ------------
Balances, June 30, 2001             7,276,059      $ 22,955,462      $(12,930,914)      $   (201,441)      $  9,823,107
                                 ============      ============      ============       ============       ============







           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For the six months ended
                                                                        June 30, 2001       July 1, 2000
                                                                        -------------       ------------
Cash flows from discontinued operating activities:
     Net loss                                                            $(17,792,238)      $ (1,369,813)
     Adjustments to reconcile net loss to net cash
     (used in) provided by discontinued operating activities:
           Depreciation and amortization                                      969,140          1,327,372
           Deferred income tax                                                   --               29,827
           Gain on lease assignment                                        (3,107,086)              --
           Gain on sale of property from closed stores                       (336,706)              --
           Non-cash charges associated with store closings                 10,947,823               --
           Loss on write-off of leasehold improvements and property
                 and equipment from closed stores                           5,329,999               --
     Changes in assets and liabilities:
        Merchandise inventories                                             7,703,349         (1,713,304)
        Prepaid expenses and other assets                                    (117,365)            23,854
        Accounts payable                                                    1,703,605           (578,989)
        Accrued expenses and other current liabilities                       (380,902)          (759,981)
                                                                         ------------       ------------
           Net cash provided by (used in) discontinued operating
                 activities                                                 4,919,619         (3,041,034)
                                                                         ------------       ------------
Cash flows from investing activities:
     Acquisition of property and equipment                                    (38,834)           (33,302)
     Proceeds from lease assignment, net                                    3,017,086               --
     Proceeds from sale of property, net                                      336,706               --
                                                                         ------------       ------------
           Net cash provided by (used in) investing activities              3,314,958            (33,302)
                                                                         ------------       ------------
Cash flows from financing activities:
     Principal payments under capital lease obligations                       (99,276)           (93,302)
     Proceeds from revolving credit                                         1,183,711          4,848,761
     Principal payments of revolving credit                                (6,252,522)        (1,775,488)
                                                                         ------------       ------------
           Net cash (used in) provided by financing activities             (5,168,087)         2,979,971
                                                                         ------------       ------------
Net increase (decrease) in cash and cash equivalents                        3,066,490            (94,365)
Cash and cash equivalents, beginning of period                                164,993            309,349
                                                                         ------------       ------------
Cash and cash equivalents, end of period                                 $  3,231,483       $    214,984
                                                                         ============       ============














           See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         1. Basis of Presentation

         On June 19, 2001, D.I.Y. Home Warehouse, Inc. (the "Company") announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio and began liquidating its merchandise inventories, furniture and fixtures. The Company's stockholders are expected to formally approve the Company's plan of liquidation during a stockholders meeting to be held during the second half of fiscal year 2001. As a result of the decision to cease its ordinary business operations and to dispose of its assets, the Company is treating all its activities as discontinued operations under the provisions of the Accounting Principles Board's Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). Under APB No. 30, adjustments, where appropriate, of individual assets and liabilities to estimated net realizable values may result in only a net write-down of stockholders' equity. See Note 3 below for a discussion of all such adjustments recorded by the Company during the second quarter of fiscal 2001.

         Upon formal stockholder approval of the plan of liquidation, the Company expects to adopt the liquidation basis of accounting which may permit recognition of unrealized appreciation in the fair market value of the Company's net assets. Recognition of unrealized appreciation is not allowed under the current discontinued operations treatment.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and the results of discontinued operations and cash flows for the three and six months ended June 30, 2001 and July 1, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K.

         2. Earnings Per Share

         Earnings per share have been computed according to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                 Three Months Ended                    Six Months Ended
                                          June 30, 2001       July 1, 2000     June 30, 2001       July 1, 2001
                                          -------------       -------------    -------------       ------------
                                                      (Unaudited)                         (Unaudited)
Net loss applicable to common shares      $ (15,762,958)      $    (245,935)   $ (17,792,238)      $(1,369,813)
                                          =============       =============    =============       ===========
Weighted average common shares
  outstanding, basic                          7,276,059           7,276,059        7,276,059         7,276,059

Dilutive effect of stock options                   --                  --               --                --
                                          -------------       -------------    -------------       -----------
Weighted average common shares
  outstanding, diluted                        7,276,059           7,276,059        7,276,059         7,276,059
                                          =============       =============    =============       ===========
Net loss per common share:
          Basic                           $       (2.17)      $       (0.03)   $       (2.45)      $     (0.19)
                                          =============       =============    =============       ===========
          Diluted                         $       (2.17)      $       (0.03)   $       (2.45)      $     (0.19)
                                          =============       =============    =============       ===========

         Options to purchase 805,500 shares of common stock at a weighted average exercise price of $3.00 per share were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share for the three and six months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

         Options to purchase 821,500 shares of common stock at a weighted average exercise price of $3.01 per share were outstanding at July 1, 2000 but were not included in the computation of diluted earnings per share for the three and six months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

         3. Store Closings

         On April 10, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. In connection with the closing of these stores, the Company entered into an agreement with a third-party to act as its agent in the liquidation of the stores' merchandise inventories, which was completed during June 2001.

         The Company recorded store closing costs of $4,072,494 for expenses expected to be incurred in closing the Brook Park, Medina and Mentor, Ohio locations, which included $2,033,180 in net rent obligations at the Brook Park and Mentor stores, $443,908 in payroll and payroll related expenses, $380,994 in liquidation agent fees, $240,027 for estimated real estate taxes at the Brook Park and Mentor stores, $235,843 for expected utility costs at the Brook Park and Mentor stores, $160,006 in personal property taxes and $578,536 for other closing costs. The Company did not accrue for future occupancy expenses associated with the Medina store as of June 30, 2001. The Company is actively marketing the lease or sale of the Company-owned Medina store, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that the vacant Medina store would incur approximately $10,000 of occupancy costs per month. At June 30, 2001, the remaining balance of the expected costs to be incurred in closing these locations amounted to $2,603,312 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         The Company also recorded a $1,480,733 write-off of the net leasehold improvements and property and equipment of the Brook Park, Medina and Mentor, Ohio stores. During the second quarter of 2001, the Company received proceeds of $336,706 from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $1,144,027. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         In addition, the Company incurred $188,462 of inventory markdown costs during the second quarter of fiscal 2001 related to the liquidation of the merchandise inventories of the Brook Park, Medina and Mentor, Ohio stores. These inventory markdown costs have been included in the cost of sales line item of the accompanying condensed statement of discontinued operations.

         Concurrent with the closing of the Mentor, Ohio location, the Company assigned its lease interest in that store to a third-party in exchange for $3,464,375. The proceeds of the lease assignment were reduced by an escrow account receivable of $250,000, transaction costs of $97,289 and a previously received $100,000 in option payments, resulting in actual cash proceeds of $3,017,086. In addition, this transaction resulted in a net gain of $3,107,086 (proceeds of $3,464,375 less transaction costs of $97,289 less a $260,000 payment to terminate the sublease agreement of its subtenant). The gain was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         On June 19, 2001, the Company announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. In connection with the closing of these stores, the Company entered into an agreement with a third-party to act as its agent in the liquidation of the merchandise inventories located at the aforementioned stores.

         The Company recorded a charge of $7,791,317 for costs expected to be incurred in closing the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio locations, which included $3,713,411 in net rent obligations, $1,179,716 in payroll and payroll related expenses, $578,167 for estimated real estate taxes, $445,652 in liquidation agent fees, $350,448 for expected utility costs, $306,857 for advertising expenses, $255,105 in personal property taxes, $207,672 for operating lease obligations and $754,289 for other closing costs. The Company did not accrue for future occupancy expenses associated with the Warren, Akron and Ashtabula stores as of June 30, 2001. The Company is actively marketing the lease or sale of the Company-owned Warren, Akron and Ashtabula stores, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that each vacant store would incur approximately $10,000 of occupancy costs per month. At June 30, 2001, the remaining balance of the expected costs to be incurred in closing these locations amounted to $6,613,373 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         The Company also recorded a $3,663,464 write-off of the net leasehold improvements and property and equipment of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. Based on its previous experience liquidating property and equipment at closed stores, the Company expects to receive $670,164 in proceeds from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $2,993,300. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         In addition to these operating expenses, the Company recorded $151,803 of inventory markdown costs during the second quarter of fiscal 2001 related to the liquidation of the merchandise inventories of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio stores. These inventory markdown costs were calculated based on the Company's expected proceeds from the merchandise inventory liquidation sales and have been included in the cost of sales line item of the accompanying condensed statement of discontinued operations.

         Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company recorded a charge of $2,343,253 for costs expected to be incurred in closing its corporate office, which included $1,579,798 in payroll and payroll related expenses, $300,000 for estimated outside professional services, $185,802 for the net write-off of property and equipment, $127,621 in rent obligations and $150,032 for other closing costs. This charge was included in the store closing costs line item in the accompanying condensed statement of discontinued operations. At June 30, 2001, the remaining balance of the expected costs to be incurred in closing the corporate location amounted to $2,104,404 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         4. Debt

         During the second quarter of fiscal 2001, the Company amended its credit and security agreement with a bank. The amendment reduced the total revolving credit commitment amount to $5 million and replaced the financial covenants contained in the agreement.

         As a result of its voluntary closure decision as discussed in Notes 1 and 3 above, the Company violated certain of the restrictive covenants under the amended credit and security agreement and remained in violation of such covenants as of June 30, 2001. The Company had no outstanding borrowings under the agreement at June 30, 2001. The Company believes that it will have sufficient cash reserves or positive cash flows from the liquidation of inventories and the lease, sublease or sale of real property to meet its working capital requirements and obligations and therefore will no longer seek to borrow funds under the agreement. As a result, the Company will not seek a waiver of its covenant violations nor will it attempt to renegotiate its existing revolving credit facility or negotiate a new revolving credit facility.

         5. Taxes

         During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of June 30, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of operations for the three and six months ended June 30, 2001.

         6. Subsequent Events

         Subsequent to June 30, 2001, the Company entered into a revocable license agreement with the lessor of its Brook Park location, enabling the Company to terminate its sublease agreement effective July 1, 2001 in exchange for its payment of a $500,000 sublease termination fee. At June 30, 2001, the Company had a remaining accrual balance of $2,398,216 for expected costs associated with its occupancy of the Brook Park store, including $1,925,820 in future rent obligations. As a result of entering into the revocable license agreement, the Company will record a $1,898,216 reduction in store closing costs in the Company's statement of discontinued operations for the quarter and nine months ended September 29, 2001, representing the reversal of the $2,398,216 occupancy cost accrual less the $500,000 sublease termination payment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

           DISCONTINUED OPERATIONS - Three Months Ended June 30, 2001
                   Compared to Three Months Ended July 1, 2000


         On June 19, 2001, D.I.Y. Home Warehouse, Inc. (the "Company") announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio and began liquidating its merchandise inventories, furniture and fixtures. Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities.

         The Company's stockholders are expected to formally approve the Company's plan of liquidation during a stockholders meeting to be held during the second half of fiscal year 2001.

         Net sales for the second quarter ended June 30, 2001 decreased $4,338,000 or 16.5% to $21,897,000 from $26,235,000 during the second quarter ended July 1, 2000. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Partially offsetting the decrease in sales associated with the additional competition and fewer Company stores was the favorable sales impact resulting from the aforementioned inventory liquidation sales which began on June 19, 2001 at the Company's six remaining store locations

         The Company anticipates that the merchandise inventory liquidations sales being conducted at its remaining six locations will be completed during August 2001 and that the net sales recorded during the third quarter of fiscal 2001 will be below the net sales recorded during the same period in the prior year. Additionally, the Company does not anticipate reporting any net sales during the fourth quarter of fiscal 2001.

         Gross profit as a percentage of net sales decreased to 16.2% during the second quarter ended June 30, 2001 from 27.3% during the second quarter ended July 1, 2000. The decrease in the gross profit percentages between the two periods reflects the reduced gross profit attained by the Company during its current period's merchandise inventory liquidation sales as well as the $188,000 inventory net realizable value write-down related to the closure of the Brook Park, Medina and Mentor, Ohio stores and the $152,000 inventory net realizable value write-down associated with the closure of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio stores.

         As noted above, the Company anticipates that the merchandise inventory liquidations sales will be completed during August 2001 and that the gross profit recorded during the third quarter of fiscal 2001 will be below the gross profit recorded during the same period in the prior year. Additionally, the Company does not anticipate reporting any cost of sales or gross profit during the fourth quarter of fiscal 2001.

         Store operating, general and administrative expenses decreased $3,351,000 or 45.4% to $4,026,000 during the second quarter ended June 30, 2001 from $7,377,000 during the second quarter ended July 1, 2000. The decrease in total store operating, general and administrative expenses between the two periods was due primarily to the closing of Company stores.

         Due to cessation of its ordinary business operations, the Company does not anticipate reporting any store operating, general and administrative expenses for the remainder of fiscal year 2001 as costs formerly included in this line items will be recorded as store closing costs.

         On April 10, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. The Company recorded store closing costs of $4,072,494 for expenses expected to be incurred in closing the three locations. This charge included $2,033,180 in net rent obligations at the Brook Park and Mentor stores, $443,908 in payroll and payroll related expenses, $380,994 in liquidation agent fees, $240,027 for estimated real estate taxes at the Brook Park and Mentor stores, $235,843 for expected utility costs at the Brook Park and Mentor stores, $160,006 in personal property taxes and $578,536 for other store closing costs. The Company did not accrue for future occupancy expenses associated with the Medina store as of June 30, 2001. The Company is actively marketing the lease or sale of this Company-owned store, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that the vacant Medina store would incur approximately $10,000 of occupancy costs per month.

         The Company also recorded a $1,480,733 write-off of the net leasehold improvements and property and equipment of the Brook Park, Medina and Mentor, Ohio stores. During the second quarter of 2001, the Company received proceeds of $336,706 from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $1,144,027. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Concurrent with the closing of the Mentor, Ohio location, the Company assigned its lease interest in that store to a third-party in exchange for $3,464,375. The proceeds of the lease assignment were reduced by an escrow account receivable of $250,000, transaction costs of $97,289 and a previously received $100,000 in option payments, resulting in actual cash proceeds of $3,017,086. In addition, this transaction resulted in a net gain of $3,107,086 (proceeds of $3,464,375 less transaction costs of $97,289 less a $260,000 payment to terminate the sublease agreement of its subtenant). The gain was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         On June 19, 2001, the Company announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. The Company recorded store closing costs of $7,791,317 for expenses expected to be incurred in closing the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio locations. This charge included $3,713,411 in net rent obligations, $1,179,716 in payroll and payroll related expenses, $578,167 for estimated real estate taxes, $445,652 in liquidation agent fees, $350,448 for expected utility costs, $306,857 for advertising expenses, $255,105 in personal property taxes, $207,672 for operating lease obligations and $754,289 for other closing costs. The Company did not accrue for future occupancy expenses associated with the Warren, Akron and Ashtabula stores as of June 30, 2001. The Company is actively marketing the lease or sale of these Company-owned stores, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that each vacant store would incur approximately $10,000 of occupancy costs per month.

         The Company also recorded a $3,663,464 write-off of the net leasehold improvements and property and equipment of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. Based on its previous experience liquidating property and equipment at closed stores, the Company expects to receive $670,164 in proceeds from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $2,993,300. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company recorded store closing costs of $2,343,253 for expenses expected to be incurred in closing its corporate office. This charge included $1,579,798 in payroll and payroll related expenses, $300,000 for estimated outside professional services, $185,802 for the net write-off of property and equipment, $127,621 in rent obligations and $150,032 for other closing costs. This charge was included in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Other expense, net, decreased $166,000 or 81.7% to $37,000 during the second quarter ended June 30, 2001 from $203,000 during the second quarter ended July 1, 2000. The decrease in other expense, net between the two periods was due to the decrease in the weighted average borrowings outstanding on the Company's revolving credit facility.

                  During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of June 30, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of operations for the three months ended June 30, 2001.

            DISCONTINUED OPERATIONS - Six Months Ended June 30, 2001
                    Compared to Six Months Ended July 1, 2000


         Net sales for the first six months ended June 30, 2001 decreased $10,442,000 or 24.1% to $32,922,000 from $43,364,000 during the first six months ended July 1, 2000. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets and fewer Company stores. Partially offsetting the decrease in sales associated with the additional competition and fewer Company stores was the favorable sales impact resulting from the aforementioned inventory liquidation sales which began on June 19, 2001 at the Company's six remaining locations

         Gross profit as a percentage of net sales decreased to 21.8% during the first six months ended June 30, 2001 from 28.2% during the six months ended July 1, 2000. The decrease in the gross profit percentages between the two periods reflects the reduced gross profit attained by the Company during its current period's merchandise inventory liquidation sales as well as the $188,000 inventory net realizable value write-down related to the closure of the Brook Park, Medina and Mentor, Ohio stores and the $152,000 inventory net realizable value write-down associated with the closure of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio stores.

         Store operating, general and administrative expenses decreased $4,578,000 or 32.4% to $9,552,000 during the first six months ended June 30, 2001 from $14,130,000 during the first six months ended July 1, 2000. The decrease in total store operating, general and administrative expenses between the two periods was due primarily to the closing of Company stores.

         On April 10, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. The Company recorded store closing costs of $4,072,494 for expenses expected to be incurred in closing the three locations. This charge included $2,033,180 in net rent obligations at the Brook Park and Mentor stores, $443,908 in payroll and payroll related expenses, $380,994 in liquidation agent fees, $240,027 for estimated real estate taxes at the Brook Park and Mentor stores, $235,843 for expected utility costs at the Brook Park and Mentor stores, $160,006 in personal property taxes and $578,536 for other store closing costs. The Company did not accrue for future occupancy expenses associated with the Medina store as of June 30, 2001. The Company is actively marketing the lease or sale of this Company-owned store, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that the vacant Medina store would incur approximately $10,000 of occupancy costs per month.

         The Company also recorded a $1,480,733 write-off of the net leasehold improvements and property and equipment of the Brook Park, Medina and Mentor, Ohio stores. During the second quarter of 2001, the Company received proceeds of $336,706 from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $1,144,027. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Concurrent with the closing of the Mentor, Ohio location, the Company assigned its lease interest in that store to a third-party in exchange for $3,464,375. The proceeds of the lease assignment were reduced by an escrow account receivable of $250,000, transaction costs of $97,289 and a previously received $100,000 in option payments, resulting in actual cash proceeds of $3,017,086. In addition, this transaction resulted in a net gain of $3,107,086 (proceeds of $3,464,375 less transaction costs of $97,289 less a $260,000 payment to terminate the sublease agreement of its subtenant). The gain was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         On June 19, 2001, the Company announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. The Company recorded store closing costs of $7,791,317 for expenses expected to be incurred in closing the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio locations.

This charge included $3,713,411 in net rent obligations, $1,179,716 in payroll and payroll related expenses, $578,167 for estimated real estate taxes, $445,652 in liquidation agent fees, $350,448 for expected utility costs, $306,857 for advertising expenses, $255,105 in personal property taxes, $207,672 for operating lease obligations and $754,289 for other closing costs. The Company did not accrue for future occupancy expenses associated with the Warren, Akron and Ashtabula stores as of June 30, 2001. The Company is actively marketing the lease or sale of these Company-owned stores, and as such, is unable to reasonably estimate the length of time that it will be obligated for such costs. However, the Company estimates that each vacant store would incur approximately $10,000 of occupancy costs per month.

         The Company also recorded a $3,663,464 write-off of the net leasehold improvements and property and equipment of the Cleveland, Eastlake, Elyria, Warren, Akron and Ashtabula, Ohio. Based on its previous experience liquidating property and equipment at closed stores, the Company expects to receive $670,164 in proceeds from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $2,993,300. The net write-off of leasehold improvements and property and equipment was recorded in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company recorded store closing costs of $2,343,253 for expenses expected to be incurred in closing its corporate office. This charge included $1,579,798 in payroll and payroll related expenses, $300,000 for estimated outside professional services, $185,802 for the net write-off of property and equipment, $127,621 in rent obligations and $150,032 for other closing costs. This charge was included in the store closing costs line item in the accompanying condensed statement of discontinued operations.

         Other expense, net, decreased $213,000 or 56.0% to $168,000 during the six months ended June 30, 2001 from $381,000 during the six months ended July 1, 2000. The decrease in other expense, net between the two periods was due to the decrease in the weighted average borrowings outstanding on the Company's revolving credit facility.

                  During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of SFAS No. 109. The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of June 30, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of operations for the six months ended June 30, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by discontinued operating activities increased $7,961,000 during the six months ended June 30, 2001 to $4,920,000 from a net use of cash of $3,041,000 during the six months ended July 1, 2000. The increase in the net cash provided from discontinued operating activities between the two periods was due primarily to the $9,417,000 cash flow impact of the change in merchandise inventories, the cash flow impact of the $10,948,000 in non-cash charges associated with the store closings, the $5,330,000 cash flow impact of the loss on the write-off of leasehold improvements and property and equipment for the nine stores closed during the second quarter of fiscal 2001 and the $2,283,000 cash flow impact of the increase in accounts payable. These sources of cash were partially offset by the $16,422,000 cash flow impact of the increase in the Company's net loss between the two periods and the $3,107,000 cash flow impact of the gain on the Company's assignment of its Mentor store lease. The increase in accrued expenses at June 30, 2001 primarily reflects the Company's accrual for store closing costs during the second quarter of fiscal 2001. Similarly, the decrease in merchandise inventories primarily reflects the liquidation of inventory at nine stores during the second quarter of fiscal 2001.

         The Company's net cash provided by investing activities increased $3,348,000 to $3,315,000 during the six months ended June 30, 2001 from a net use of cash for investing activities of $33,000 during the six months ended July 1, 2000. The increase in the net cash provided by investing activities between the two periods was due primarily to the Company's receipt of $3,017,000 in net cash proceeds during the second quarter of fiscal 2001 for its assignment of its lease rights to the Mentor store.

         The Company's net use of cash for financing activities increased $8,148,000 to $5,168,000 during the six months ended June 30, 2001 from net cash provided by financing activities of $2,980,000 during the six months ended July 1, 2000. The increase in the net use of cash for financing activities was due primarily to the $8,142,000 cash flow impact of the reduction in net borrowings against the revolving credit facility between the two periods. During the second quarter of fiscal 2001, the Company utilized the cash flow generated through the liquidation of merchandise inventories as well as the proceeds from the assignment of its lease rights to the Mentor store to eliminate amounts outstanding under its revolving credit facility.

         During the second quarter of fiscal 2001, the Company amended its credit and security agreement with a bank. The amendment reduced the total revolving credit commitment amount to $5 million and replaced the financial covenants contained in the agreement.

         As a result of its voluntary closure decision discussed above, the Company violated certain of the restrictive covenants under the amended credit and security agreement and remained in violation of such covenants as of June 30, 2001. The Company had no outstanding borrowings under the agreement at June 30, 2001. The Company believes that it will have sufficient cash reserves or positive cash flows from the liquidation of inventories and the lease, sublease or sale of real property to meet its working capital requirements and obligations and therefore will no longer seek to borrow funds under the agreement. The Company is actively marketing the lease or sale of the Company-owned stores. Additionally, the Company is also pursuing opportunities to negotiate sublease or early lease termination agreements for its leased locations. To the extent that the Company is successful in leasing or selling a Company-owned store or is able to negotiate a sublease or early lease termination agreement for a leased location, there is a potential to recognize a gain on such a disposition. As a result, the Company will not seek a waiver of its covenant violations nor will it attempt to renegotiate its existing revolving credit facility or negotiate a new revolving credit facility.

         Subsequent to June 30, 2001, the Company entered into a revocable license agreement with the lessor of its Brook Park location, enabling the Company to terminate its sublease agreement effective July 1, 2001 in exchange for its payment of a $500,000 sublease termination fee. At June 30, 2001, the Company had a remaining accrual balance of $2,398,216 for expected costs associated with its occupancy of the Brook Park store, including $1,925,820 in future rent obligations. As a result of entering into the revocable license agreement, the Company will record a $1,898,216 reduction in store closing costs in the Company's statement of discontinued operations for the quarter and nine months ended September 29, 2001, representing the reversal of the $2,398,216 occupancy cost accrual less the $500,000 sublease termination payment.

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

                    10.2.14 Revocable License Agreement between D.I.Y. Home Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 6, 2001, filed herewith.

                    10.2.15 Sublease Termination Agreement between D.I.Y. Home Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 9, 2001, filed herewith.

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

                              10.3.15.b Second Amendment to Credit and Security
                                        Agreement dated April 3, 2001 between
                                        D.I.Y. Home Warehouse, Inc. and National
                                        City Commercial Finance, Inc., filed
                                        herewith.

                              10.3.15.c Third Amendment to Credit and Security
                                        Agreement dated June 1, 2001 between
                                        D.I.Y. Home Warehouse, Inc. and National
                                        City Commercial Finance, Inc., filed
                                        herewith.

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

          10.10 Consulting Agreement between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, dated June 20, 2001, filed herewith.

      (b) Reports on Form 8-K:

          During the second quarter of fiscal year 2001 to which this Quarterly Report on Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report bearing a cover date of April 10, 2001, reporting the closure of its Brook Park, Medina and Mentor, Ohio stores (included as Appendix A in the Form 8-K were (1) a pro forma condensed balance sheet as of December 30, 2000, giving effect to (A) the closure of the Brook Park, Medina and Mentor, Ohio stores as well as the assignment of the Company's lease rights to its Mentor location, and (B) related pro forma adjustments, all as though the transactions occurred at December 30, 2000; and (2) unaudited pro forma condensed statement of operations for the fiscal year ended December 30, 2000, giving effect to (A) the elimination of the results of operations of the Registrant's closed stores, as described in Note
          (G), and (B) related pro forma adjustments, all as though the transactions occurred on January 2, 2000); (ii) Current Report bearing a cover date of June 19, 2001, reporting the Board of Directors' intention to cease the Company's ordinary business operations and commence the orderly disposition of its remaining assets.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         D.I.Y. HOME WAREHOUSE, INC.
                                                (Registrant)


DATED:  August 20, 2001                  By:  /s/ Todd Ayers
                                              ----------------------
                                              Todd Ayers
                                              Controller

                           D.I.Y. Home Warehouse, Inc.

        Exhibits to Form 10-Q for the Second Quarter Ended June 30, 2001

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
                                        Report on Form 8-K dated April 10, 2001.

    *             10.2.12     Shopping Center Lease between KCHGC, Inc. and
                              D.I.Y. Home Warehouse, Inc. dated January 12,
                              1995, incorporated herein by reference to Exhibit
                              10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.2.13     Indenture of Lease between D.I.Y. Home Warehouse,
                              Inc. and Akron-Summit County Public Library, dated
                              March 8, 2001, incorporated herein by reference to
                              Exhibit 10.2.13 to the Registrant's Report on Form
                              10-K for the fiscal year ended December 30, 2000.

    **            10.2.14     Revocable License Agreement between D.I.Y. Home
                              Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 6, 2001, filed herewith.

    **            10.2.15     Sublease Termination Agreement between D.I.Y. Home
                              Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 9, 2001, filed herewith.

         10.3     Credit Agreements of the Registrant

    *             10.3.1      $1,250,000 Promissory Note from D.I.Y. Home
                              Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                              Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's
                              Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.2      Security Agreement between D.I.Y. Home Warehouse
                              and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement No.
                              33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.3      Revolving Credit Agreement and Security Agreement
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

    **                        10.3.15.b Second Amendment to Credit and Security
                                        Agreement dated April 3, 2001 between
                                        D.I.Y. Home Warehouse, Inc. and National
                                        City Commercial Finance, Inc., filed
                                        herewith.

    **                        10.3.15.c Third Amendment to Credit and Security
                                        Agreement dated June 1, 2001 between
                                        D.I.Y. Home Warehouse, Inc. and National
                                        City Commercial Finance, Inc., filed
                                        herewith.

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

    **   10.10 Consulting Agreement between D.I.Y. Home Warehouse, Inc. and
               Schottenstein Bernstein Capital Group, dated June 20, 2001, filed herewith.

------------------

    *    Previously filed
    **   Filed herewith