Form 10-Q
period 2001-09-29
DIY HOME WAREHOUSE INC
filed 2001-11-13
CIK 899595

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                         Commission File Number 0-21768

                           D.I.Y. Home Warehouse, Inc.
             -----------------------------------------------------
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

                                  Yes X     No
                                     -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at October 30, 2001
------------------------------------          -------------------------------
Common Stock, no par value                          7,276,059

                           D.I.Y. HOME WAREHOUSE, INC.


                  INDEX                                                                               PAGE NO.
                  -----                                                                               --------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheet -
                  September 29, 2001 and December 30, 2000.......................................       3

                  Condensed Statement of Discontinued Operations -
                  Three and Nine Months Ended September 29, 2001
                  and September 30, 2000.........................................................       4

                  Condensed Statement of Stockholders' Equity -
                  Nine Months Ended September 29, 2001...........................................       5

                  Condensed Statement of Cash Flows -
                  Nine Months Ended September 29, 2001
                  and September 30, 2000.........................................................       6

                  Notes to Condensed Financial Statements........................................     7 - 9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Discontinued Operations........................................................    10 - 15


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................    16 - 25

                         PART I - FINANCIAL INFORMATION

                           D.I.Y. HOME WAREHOUSE, INC.
                             CONDENSED BALANCE SHEET

                                                                         September 29,          December 30,
                                                                              2001                  2000
                                                                              ----                  ----
           Assets                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                                                $4,461,529              $ 164,993
  Merchandise inventories                                                          --             16,752,775
  Prepaid expenses and other assets                                           562,744                915,801
                                                                          -----------            -----------
       Total current assets                                                 5,024,273             17,833,569
                                                                          -----------            -----------
Property and equipment, at cost                                            16,990,945             36,075,556
  Less accumulated depreciation and amortization                            2,466,385             15,197,333
                                                                          -----------            -----------
       Property and equipment, net                                         14,524,560             20,878,223
                                                                          -----------            -----------
Other assets                                                                   49,304                 95,480
                                                                          -----------            -----------
       Total assets                                                       $19,598,137            $38,807,272
                                                                          ===========            ===========

           Liabilities and Stockholders' Equity
Current liabilities:

  Current maturities of long-term debt                                       $     --              $  99,276
  Revolving credit                                                                 --              5,068,811
  Accounts payable                                                            453,947              1,774,633
  Accrued store closing costs                                               7,620,519              1,295,968
  Accrued expenses and other                                                  799,017              2,953,239
                                                                          -----------            -----------
       Total current liabilities                                            8,873,483             11,191,927
Stockholders' equity:
  Preferred stock, authorized 1,000,000 shares,
       none issued                                                                 --                     --
  Common stock, no par value, 10,000,000
       authorized shares, 7,633,859 shares issued as of
       September 29, 2001 and December 30, 2000                            22,955,462             22,955,462
  Retained (deficit) earnings                                             (12,029,367)             4,861,324
  Treasury stock, 357,800 shares at cost                                     (201,441)              (201,441)
                                                                          -----------            -----------
       Total stockholders' equity                                          10,724,654             27,615,345
                                                                          -----------            -----------
       Total liabilities and stockholders' equity                         $19,598,137            $38,807,272
                                                                          ===========            ===========


            See accompanying notes to condensed financial statements.

                            D.I.Y. HOME WAREHOUSE, INC.
                 CONDENSED STATEMENT OF DISCONTINUED OPERATIONS
                                   (Unaudited)

                                                     For the three months ended                     For the nine months ended
                                                  September 29,         September 30,          September 29,         September 30,
                                                       2001                2000                   2001                     2000
                                                       ----                ----                   ----                     ----
Net sales                                          $ 8,192,424           $18,693,289           $ 41,114,415             $62,056,936

Cost of sales                                        9,088,659            14,947,466             34,846,089              46,071,615
                                                   -----------           -----------           ------------             -----------

     Gross (loss) profit                              (896,235)            3,745,823              6,268,326              15,985,321

Store operating, general
     and administrative expenses                       215,045             6,528,842              9,766,995              20,658,350
Store closing (recovery) costs, net                 (1,964,995)            2,278,183             13,272,310               2,278,183
                                                   -----------           -----------           ------------             -----------

Operating income (loss)                                853,715            (5,061,202)           (16,770,979)             (6,951,212)

Other income (expense), net                             47,832              (173,989)              (119,712)               (555,144)
                                                   -----------           -----------           ------------             -----------

Income (loss) before income taxes                      901,547            (5,235,191)           (16,890,691)             (7,506,356)

     Income tax provision                                   --             2,508,396                     --               1,607,048
                                                   -----------           -----------           ------------             -----------

     Net income (loss)                               $ 901,547           $(7,743,587)          $(16,890,691)            $(9,113,404)
                                                     =========           ===========           ============             ===========

     Net income (loss) per common share,
          basic and diluted                              $0.12                $(1.06)                $(2.32)                 $(1.25)
                                                         =====                ======                 ======                  ======

     Weighted average common shares
         outstanding, basic and diluted              7,276,059             7,276,059              7,276,059               7,276,059
                                                     =========             =========              =========               =========






            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                                   (Unaudited)


                                                                              Retained                             Total
                                                  Common Stock                Earnings         Treasury        Stockholders'
                                            Shares           Amount          (Deficit)           Stock            Equity
                                            ------           ------          ---------           -----            ------
Balances, December 30, 2000                  7,276,059       $22,955,462     $ 4,861,324        $(201,441)      $27,615,345

Net loss                                            --               --      (16,890,691)             --        (16,890,691)
                                             ---------       ----------     ------------        ---------      ------------
Balances, September 29, 2001                 7,276,059       $22,955,462    $(12,029,367)       $(201,441)      $10,724,654
                                             =========       ===========    ============        =========       ===========









            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             For the nine months ended
                                                                         September 29,       September 30,
                                                                              2001               2000
                                                                              ----               ----
Cash flows from discontinued operating activities:
     Net loss                                                           $(16,890,691)     $ (9,113,404)
     Adjustments to reconcile net loss to net cash
       provided by (used in) discontinued operating activities:
           Depreciation and amortization                                   1,062,498         1,947,215
           Deferred income tax                                                  --           1,636,875
           Gain on lease assignment                                       (3,107,086)             --
           Gain on sale of property from closed stores                      (936,062)             --
           Non-cash charges associated with store closings                 6,142,543         1,560,719
           Loss on disposal of property and equipment                           --               1,748
           Loss on write-off of leasehold improvements and property
                 and equipment from closed stores                          5,329,999           684,890
     Changes in assets and liabilities:
        Accounts receivable, sale of inventories                                --            (399,513)
        Merchandise inventories                                           16,752,775         5,301,370
        Prepaid expenses and other assets                                    389,233            22,100
        Accounts payable                                                  (1,320,686)       (1,900,656)
        Accrued expenses and other current liabilities                    (1,872,214)         (504,582)
                                                                        ------------      ------------
           Net cash provided by (used in) discontinued operating
                 activities                                                5,550,309          (763,238)
                                                                        ------------      ------------

Cash flows from investing activities:

     Acquisition of property and equipment                                   (38,834)          (33,302)
     Proceeds from lease assignment, net                                   3,017,086              --
     Proceeds from sale of property, net of closing costs                    936,062              --
                                                                        ------------      ------------
           Net cash provided by (used in) investing activities             3,914,314           (33,302)
                                                                        ------------      ------------

Cash flows from financing activities:
     Principal payments under capital lease obligations                      (99,276)         (141,462)
     Proceeds from revolving credit                                        1,183,711         4,848,761
     Principal payments of revolving credit                               (6,252,522)       (4,058,233)
                                                                        ------------      ------------
           Net cash (used in) provided by financing activities            (5,168,087)          649,066
                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents                       4,296,536          (147,474)
Cash and cash equivalents, beginning of period                               164,993           309,349
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  4,461,529      $    161,875
                                                                        ============      ============




            See accompanying notes to condensed financial statements.

                           D.I.Y. HOME WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

         1.       Basis of Presentation

         On June 19, 2001, D.I.Y. Home Warehouse, Inc. (the "Company") announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio and began liquidating its merchandise inventories, furniture and fixtures. The Company's stockholders are expected to formally approve the Company's plan of liquidation during a stockholders meeting to be held during the fourth quarter of fiscal year 2001. As a result of the decision to cease its ordinary business operations and to dispose of its assets, the Company is treating all its activities as discontinued operations under the provisions of the Accounting Principles Board's Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). Under APB No. 30, adjustments, where appropriate, of individual assets and liabilities to estimated net realizable values may result in only a net write-down of stockholders' equity. See Note 3 below for a discussion of all such adjustments recorded by the Company during the second quarter of fiscal 2001.

         Upon formal stockholder approval of the plan of liquidation, the Company expects to adopt the liquidation basis of accounting which may permit recognition of unrealized appreciation in the fair market value of the Company's net assets. Recognition of unrealized appreciation is not allowed under the current discontinued operations treatment.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 29, 2001 and the results of discontinued operations and cash flows for the three and nine months ended September 29, 2001 and September 30, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report filed on Form 10-K.

         2.       Earnings Per Share

         Earnings per share have been computed according to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as follows:

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                               (BASIC AND DILUTED)

                                                   Three Months Ended                 Nine Months Ended
                                             September 29,   September 30,     September 29,      September 30,
                                                  2001             2000             2001               2000
                                                  ----             ----             ----               ----
                                                (Unaudited)                     (Unaudited)
Net income (loss) applicable to common
  shares                                     $    901,547     $ (7,743,587)     $(16,890,691)     $ (9,113,404)
                                             ============     ============      ============      ============

Weighted average common shares
  outstanding, basic                            7,276,059        7,276,059         7,276,059         7,276,059

Dilutive effect of stock options                   11,013             --                --                --
                                             ------------     ------------      ------------      ------------


Weighted average common shares
  outstanding, diluted                          7,287,072        7,276,059         7,276,059         7,276,059
                                             ============     ============      ============      ============

Net income (loss) per common share:

          Basic                              $       0.12     $      (1.06)     $      (2.32)     $      (1.25)
                                             ============     ============      ============      ============
          Diluted                            $       0.12     $      (1.06)     $      (2.32)     $      (1.25)
                                             ============     ============      ============      ============

         Options to purchase 697,250 shares of common stock at a weighted average exercise price of $3.15 per share were outstanding at September 29, 2001 but were not included in the computation of diluted earnings per share for the three months then ended because the options' exercise prices were greater than the average market price for the common shares during the period.

         Options to purchase 752,250 shares of common stock at a weighted average exercise price of $2.95 per share were outstanding at September 29, 2001 but were not included in the computation of diluted earnings per share for the nine months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         Options to purchase 820,500 shares of common stock at a weighted average exercise price of $3.01 per share were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share for the three and nine months then ended because the options would have had an anti-dilutive effect on the net losses for both periods.

         3.       Store Closings

         On June 19, 2001, the Company announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio and recorded a charge of $7,791,317 during the second quarter of fiscal 2001 for costs expected to be incurred in closing these stores. During the third quarter of fiscal 2001, the Company recorded a $315,137 net reduction in store closing costs, reflecting an adjustment to the expected closing costs accrued during the second quarter of fiscal 2001 for the closing of these six stores. Both the second quarter fiscal 2001 charge for store closing costs and the third quarter fiscal 2001 reduction in store closing costs were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations. At September 29, 2001, the remaining balance of the expected costs to be incurred in closing these locations amounted to $5,566,749 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company recorded a charge of $2,343,254 during the second quarter of fiscal 2001 for costs expected to be incurred in closing its corporate office. At September 29, 2001, the remaining balance of the expected costs to be incurred in closing the corporate location amounted to $1,659,529 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         On April 10, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. In connection with the closing of these stores, the Company recorded store closing costs of $4,072,494 during the second quarter of fiscal 2001 for expenses expected to be incurred in closing the Brook Park, Medina and Mentor, Ohio locations. On July 6, 2001, the Company entered into a revocable license agreement with the lessor of its Brook Park location, enabling the Company to terminate its sublease agreement effective July 1, 2001 in exchange for its payment of a $500,000 sublease termination fee. As a result of entering into the revocable license agreement, the Company recorded a $1,649,858 reduction in store closing costs during the third quarter of fiscal 2001, representing the reversal of previously accrued occupancy costs. This reduction in store closing costs was recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations. At September 29, 2001, the remaining balance of the expected costs to be incurred in closing these locations amounted to $394,241 and is included in the accrued store closing costs line item in the accompanying condensed balance sheet.

         On August 14, 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio) locations. In connection with the store closures, the Company recorded a charge of $1,593,293 during the third quarter of fiscal 2000 for costs expected to be incurred in closing both locations, including $854,575 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $684,890 charge during the third quarter of fiscal 2000 for the write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue (Akron, Ohio) stores. These charges were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         4.       Debt

         As a result of its voluntary closure decision as discussed in Notes 1 and 3 above, the Company violated certain of the restrictive covenants under the Amended Credit and Security Agreement and remained in violation of such covenants as of September 29, 2001. The Company had no outstanding borrowings under the agreement at September 29, 2001. The Company believes that it will have sufficient cash reserves or positive cash flows from the liquidation of inventories and the lease, sublease or sale of real property to meet its working capital requirements and obligations and therefore will no longer seek to borrow funds under the agreement. As a result, the Company will not seek a waiver of its covenant violations nor will it attempt to renegotiate its existing revolving credit facility or negotiate a new revolving credit facility.

         5.       Taxes

         During fiscal year 2000, the Company established a valuation allowance of $2,556,510 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of September 29, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of discontinued operations for the three and nine months ended September 29, 2001.

         During the third quarter of fiscal year 2000, the Company established a valuation allowance of $1,607,048 against its net deferred tax assets in accordance with SFAS No. 109. The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable income or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

         Additionally, during the third quarter of fiscal year 2000, the Company reversed the $901,348 of tax benefit previously recognized during the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's assessment that it was more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

         6.       Subsequent Events

         Subsequent to September 29, 2001, the Company's Amended Credit and Security Agreement with a bank expired. The Company has not attempted to renegotiate the expired revolving credit facility nor has it attempted to negotiate a new revolving credit facility.

         Subsequent to September 29, 2001, the Company entered into a Master Exclusive Real Estate Agreement with a third-party, providing for the third-party to act as the Company's exclusive auction agent. The auction agent will offer for sale the Company-owned Warren, Tallmadge Avenue (Akron, Ohio), Medina, Arlington Road (Akron, Ohio) and Ashtabula locations through a public auction. Additionally, the auction agent has entered into similar auction contracts with the landlords of the Company's leased Cleveland, North Randall and Eastlake locations and will offer these properties for sale at the same auction in which the Company-owned locations will be offered. The auction is to be held on December 17, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS - Three Months Ended September 29, 2001
                Compared to Three Months Ended September 30, 2000

         On June 19, 2001, D.I.Y. Home Warehouse, Inc. (the "Company") announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio and began liquidating its merchandise inventories, furniture and fixtures. Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company's stockholders are expected to formally approve the Company's plan of liquidation during a stockholders meeting to be held during the fourth quarter of fiscal year 2001.

         Net sales for the third quarter ended September 29, 2001 decreased $10,501,000 or 56.2% to $8,192,000 from $18,693,000 during the third quarter ended September 30, 2000. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets, fewer Company stores and the reduced sales prices associated with the final liquidation of the Company's merchandise inventories. The Company completed the final liquidation of its merchandise inventories during the third quarter of fiscal 2001.

         The Company does not anticipate reporting any net sales during the fourth quarter of fiscal 2001.

         Gross profit (loss) as a percentage of net sales decreased to (10.9)% during the third quarter ended September 29, 2001 from 20.0% during the third quarter ended September 30, 2000. The decrease in the gross profit percentages between the two periods reflects the reduced gross profit attained by the Company during the final liquidation of its merchandise inventories in the third quarter of fiscal 2001. The gross profit percentage for the third quarter ended September 30, 2000 was negatively impacted by $1,241,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the North Randall, Ohio and Tallmadge Avenue (Akron, Ohio) locations during that period.

         The Company does not anticipate reporting any cost of sales or gross profit during the fourth quarter of fiscal 2001.

         Store operating, general and administrative expenses decreased $6,314,000 or 96.7% to $215,000 during the third quarter ended September 29, 2001 from $6,529,000 during the third quarter ended September 30, 2000. The decrease in total store operating, general and administrative expenses between the two periods was due primarily to the closing of Company stores and the recording of the current period's operating, general and administrative expenses against the accrued store closing costs established during the second quarter of fiscal 2001.

         Due to cessation of its ordinary business operations, the Company does not anticipate reporting any store operating, general and administrative expenses during the fourth quarter of fiscal year 2001 as costs formerly included in this line items will be recorded as store closing costs.

         On July 6, 2001, the Company entered into a revocable license agreement with the lessor of its Brook Park location, enabling the Company to terminate its sublease agreement effective July 1, 2001 in exchange for its payment of a $500,000 sublease termination fee. As a result of entering into the revocable license agreement, the Company recorded a $1,650,000 reduction in store closing costs during the third quarter of fiscal 2001, representing the reversal of previously accrued occupancy costs. Additionally, the Company also recorded a $315,000 net reduction in store closing costs during the third quarter of fiscal 2001, reflecting an adjustment to expected closing costs accrued during the second quarter of fiscal 2001 for the six remaining stores closed on June 19, 2001. These reductions in store closing costs were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         On August 14, 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio) locations. In connection with the store closures, the Company recorded a charge of $1,593,000 during the third quarter of fiscal 2000 for costs expected to be incurred in closing both locations, including $855,000 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $685,000 charge during the third quarter of fiscal 2000 for the write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue (Akron, Ohio) stores. These charges were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         Other income (expense), net, increased $222,000 or 127.49% to $48,000 during the third quarter ended September 29, 2001 from $(174,000) during the third quarter ended September 30, 2000. The increase in other income (expense), net between the two periods was due to the absence of borrowings against the Company's revolving credit facility during the current period.

         During fiscal year 2000, the Company established a valuation allowance of $2,557,000 against its net deferred tax assets in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of September 29, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of discontinued operations for the three months ended September 29, 2001.

         During the third quarter of fiscal year 2000, the Company established a valuation allowance of $1,607,000 against its net deferred tax assets in accordance with SFAS No. 109. The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable income or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

         Additionally, during the third quarter of fiscal year 2000, the Company reversed the $901,000 of tax benefit previously recognized during the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's assessment that it was more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

         DISCONTINUED OPERATIONS - Nine Months Ended September 29, 2001
                Compared to Nine Months Ended September 30, 2000

         Net sales for the first nine months ended September 29, 2001 decreased $20,943,000 or 33.8% to $41,114,000 from $62,057,000 during the first nine months ended September 30, 2000. The decrease in total net sales between the two periods was due to additional competition from national warehouse retailers in the Company's markets, fewer Company stores and the reduced sales prices associated with the final liquidation of the Company's merchandise inventories. The Company completed the final liquidation of its merchandise inventories during the third quarter of fiscal 2001.

         Gross profit as a percentage of net sales decreased to 15.3% during the first nine months ended September 29, 2001 from 25.8% during the first nine months ended September 30, 2000. The gross profit percentage for the first nine months ended September 29, 2001 reflects the reduced gross profit attained by the Company during the final liquidation of its merchandise inventories in the second and third quarter of fiscal 2001. The gross profit percentage for the first nine months ended September 29, 2001 was also negatively impacted by the $188,000 inventory net realizable value write-down related to the closure of the Brook Park, Medina and Mentor, Ohio stores and the $152,000 inventory net realizable value write-down associated with the closure of the Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio stores recorded during the second quarter of fiscal 2001. The gross profit percentage for the first nine months ended September 30, 2000 was negatively impacted by $1,241,000 of inventory markdown costs included in cost of sales for the liquidation of the merchandise inventory at the North Randall, Ohio and Tallmadge Avenue (Akron,
Ohio) locations during the third quarter of fiscal 2000.

         Store operating, general and administrative expenses decreased $10,891,000 or 52.7% to $9,767,000 during the first nine months ended September 29, 2001 from $20,658,000 during the first nine months ended September 30, 2000. The decrease in total store operating, general and administrative expenses between the two periods was due primarily to the closing of Company stores and the recording of operating, general and administrative expenses incurred subsequent to the June 19, 2001 announcement against the accrued store closing costs established during the second quarter of fiscal 2001.

         On April 10, 2001, the Company announced the closing of its Brook Park, Medina and Mentor, Ohio stores. In connection with the closing of these stores, the Company recorded store closing costs of $4,072,000 during the second quarter of fiscal 2001 for expenses expected to be incurred in closing the three locations. On July 6, 2001, the Company entered into a revocable license agreement with the lessor of its Brook Park location, enabling the Company to terminate its sublease agreement effective July 1, 2001 in exchange for its payment of a $500,000 sublease termination fee. As a result of entering into the revocable license agreement, the Company recorded a $1,650,000 reduction in store closing costs during the third quarter of fiscal 2001, representing the reversal of previously accrued occupancy costs. Both the second quarter fiscal 2001 charge for store closing costs and the third quarter fiscal 2001 reduction in store closing costs were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         The Company also recorded a $1,481,000 charge during the second quarter of fiscal 2001 for the write-off of the net leasehold improvements and property and equipment of the Brook Park, Medina and Mentor, Ohio stores. Partially offsetting this write-off were proceeds of $337,000 which the Company received from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $1,144,027. The net write-off of leasehold improvements and property and equipment was recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         Concurrent with the closing of the Mentor, Ohio location, the Company assigned its lease interest in that store to a third-party in exchange for $3,464,000. The proceeds of the lease assignment were reduced by an escrow account receivable of $250,000, transaction costs of $97,000 and a previously received $100,000 in option payments, resulting in actual cash proceeds of $3,017,000. In addition, this transaction resulted in a net gain of $3,107,000 (proceeds of $3,464,000 less transaction costs of $97,000 less a $260,000 payment to terminate the sublease agreement of its subtenant). The gain was recorded during the second quarter of fiscal 2001 in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         On June 19, 2001, the Company announced that its Board of Directors had authorized the Company to cease its ordinary business operations and commence an orderly disposition of its remaining assets. In conjunction with this announcement, the Company voluntarily closed its remaining six stores in Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio. The Company recorded store closing costs of $7,791,000 during the second quarter of fiscal 2001 for expenses expected to be incurred in closing the Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron, Ohio) and Ashtabula, Ohio locations. During the third quarter of fiscal 2001, the Company recorded a $315,000 net reduction in store closing costs, reflecting an adjustment to the expected closing costs accrued during the second quarter of fiscal 2001 for the closing of these six stores. Both the second quarter fiscal 2001 charge for store closing costs and the third quarter fiscal 2001 reduction in store closing costs were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         The Company also recorded a $3,663,000 charge during the second quarter of fiscal 2001 for the write-off of the net leasehold improvements and property and equipment of the Cleveland, Eastlake, Elyria, Warren, Arlington Road (Akron,
Ohio) and Ashtabula, Ohio. Based on its previous experience liquidating property and equipment at closed stores, the Company expects to receive $670,000 in proceeds from the sale of certain of these assets written off, reducing the net write-off of leasehold improvements and property and equipment to $2,993,000. As of September 29, 2001, the Company had received proceeds of $567,000 for the sale of such property and equipment. The net write-off of leasehold improvements and property and equipment was recorded during the second quarter of fiscal 2001 in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         Besides the closure of the its six remaining stores, the cessation of the Company's ordinary business operations will also result in the elimination of its corporate activities. The Company recorded store closing costs of $2,343,000 during the second quarter of fiscal 2001 for expenses expected to be incurred in closing its corporate office. This charge was included in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         On August 14, 2000, the Company announced the closing of its North Randall, Ohio and Tallmadge Avenue (Akron, Ohio) locations. In connection with the store closures, the Company recorded a charge of $1,593,000 during the third quarter of fiscal 2000 for costs expected to be incurred in closing both locations, including $855,000 in net rent obligations for the North Randall store. Additionally, the Company also recorded a $685,000 charge during the third quarter of fiscal 2000 for the write-off of the net leasehold improvements and property and equipment related to the closure of the North Randall and Tallmadge Avenue (Akron, Ohio) stores. These charges were recorded in the store closing (recovery) costs line item in the accompanying condensed statement of discontinued operations.

         Other expense, net, decreased $435,000 or 78.4% to $120,000 during the nine months ended September 29, 2001 from $555,000 during the nine months ended September 30, 2000. The decrease in other expense, net between the two periods was due to the decrease in the weighted-average borrowings outstanding against the Company's revolving credit facility during the current period.

         During fiscal year 2000, the Company established a valuation allowance of $2,557,000 against its net deferred tax assets in accordance with the provisions of SFAS No. 109. The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable earnings or implementation of tax planning strategies. As the Company's assessment regarding the likelihood of realizing these assets did not change as of September 29, 2001, there has been no income tax benefit recorded in the accompanying condensed statement of discontinued operations for the nine months ended September 29, 2001.

         During the third quarter of fiscal year 2000, the Company established a valuation allowance of $1,607,000 against its net deferred tax assets in accordance with SFAS No. 109. The establishment of the valuation allowance was based on the Company's assessment that it was more likely than not that such assets would not be realized through future taxable income or implementation of tax planning strategies. This valuation allowance was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

         Additionally, during the third quarter of fiscal year 2000, the Company reversed the $901,000 of tax benefit previously recognized during the first six months of fiscal year 2000 for that period's net operating loss. The reversal of the tax benefit was based on the Company's assessment that it was more likely than not that these assets would not be utilized through future taxable income or implementation of tax planning strategies. This charge was recorded in the income tax provision line item in the accompanying condensed statement of discontinued operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by discontinued operating activities increased $6,314,000 during the nine months ended September 29, 2001 to $5,550,000 from a net use of cash of $763,000 during the nine months ended September 30, 2000. The increase in the net cash provided from discontinued operating activities between the two periods was due primarily to the $16,753,000 cash flow impact of the change in merchandise inventories, the cash flow impact of the $6,143,000 in non-cash charges associated with the store closings and the $5,330,000 cash flow impact of the loss on the write-off of leasehold improvements and property and equipment for the nine stores closed during the first nine months of fiscal 2001. These sources of cash were partially offset by the $7,777,000 cash flow impact of the increase in the Company's net loss between the two periods and the $3,107,000 cash flow impact of the gain on the Company's assignment of its Mentor store lease. The decrease in merchandise inventories reflects the final liquidation of the Company's inventory during the second and third quarters of fiscal 2001.

         The Company's net cash provided by investing activities increased $3,948,000 to $3,914,000 during the nine months ended September 29, 2001 from a net use of cash for investing activities of $33,000 during the nine months ended September 30, 2000. The increase in the net cash provided by investing activities between the two periods was due primarily to the Company's receipt of $3,017,000 in net cash proceeds during the second quarter of fiscal 2001 for its assignment of its lease rights to the Mentor store as well as the receipt of $936,000 in proceeds from the sale of furniture, fixtures and equipment from the closed stores.

         The Company's net use of cash for financing activities increased $5,817,000 to $5,168,000 during the nine months ended September 29, 2001 from net cash provided by financing activities of $649,000 during the nine months ended September 30, 2000. The increase in the net use of cash for financing activities was due primarily to the $5,859,000 cash flow impact of the reduction in net borrowings against the revolving credit facility between the two periods. During the second quarter of fiscal 2001, the Company utilized the cash flow generated through the liquidation of merchandise inventories as well as the proceeds from the assignment of its lease rights to the Mentor store to eliminate amounts outstanding under its revolving credit facility.

         During the second quarter of fiscal 2001, the Company amended its credit and security agreement with a bank. The amendment reduced the total revolving credit commitment amount to $5 million and replaced the financial covenants contained in the agreement. As a result of its voluntary closure decision discussed above, the Company violated certain of the restrictive covenants under the amended credit and security agreement and remained in violation of such covenants as of September 29, 2001. The Company had no outstanding borrowings under the agreement at September 29, 2001. The Company believes that it will have sufficient cash reserves or positive cash flows from the liquidation of inventories and the lease, sublease or sale of real property to meet its working capital requirements and obligations and therefore will no longer seek to borrow funds under the agreement. The Company is actively marketing the lease or sale of the Company-owned stores. Additionally, the Company is also pursuing opportunities to negotiate sublease or early lease termination agreements for its leased locations. To the extent that the Company is successful in leasing or selling a Company-owned store or is able to negotiate a sublease or early lease termination agreement for a leased location, there is a potential to recognize a gain on such a disposition. As a result, the Company will not seek a waiver of its covenant violations nor will it attempt to renegotiate its existing revolving credit facility or negotiate a new revolving credit facility.

         Subsequent to September 29, 2001, the Company's Amended Credit and Security Agreement with a bank expired. The Company has not attempted to renegotiate the expired revolving credit facility nor has it attempted to negotiate a new revolving credit facility.

         Subsequent to September 29, 2001, the Company entered into a Master Exclusive Real Estate Agreement with a third-party, providing for the third-party to act as the Company's exclusive auction agent. The auction agent will offer for sale the Company-owned Warren, Tallmadge Avenue (Akron), Medina, Arlington Road (Akron) and Ashtabula locations through a public auction. Additionally, the auction agent has entered into similar auction contracts with the landlords of the Company's leased Cleveland, North Randall and Eastlake locations and will be offer these properties for sale at the same auction in which the Company-owned locations will be offered. The auction is to be held on December 17, 2001.

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

                  10.2.14 Revocable License Agreement between D.I.Y. Home Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 6, 2001, incorporated herein by reference to
                           Exhibit 10.2.14 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.

                  10.2.15 Sublease Termination Agreement between D.I.Y. Home Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 9, 2001, incorporated herein by reference to
                           Exhibit 10.2.15 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.

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

                           10.3.15.b Second Amendment to Credit and Security
                                     Agreement dated April 3, 2001 between
                                     D.I.Y. Home Warehouse, Inc. and National
                                     City Commercial Finance, Inc., incorporated herein by reference to Exhibit 10.3.15.b to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.

                           10.3.15.c Third Amendment to Credit and Security
                                     Agreement dated June 1, 2001 between D.I.Y.
                                     Home Warehouse, Inc. and National City
                                     Commercial Finance, Inc., incorporated
                                     herein by reference to Exhibit 10.3.15.c to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.


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

                  10.10 Consulting Agreement between D.I.Y. Home Warehouse, Inc. and Schottenstein Bernstein Capital Group, dated June 20, 2001, incorporated herein by reference to
                           Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.

     (b) Reports on Form 8-K:

         None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 D.I.Y. HOME WAREHOUSE, INC.
                                                      (Registrant)


DATED:  November 13, 2001                        By:  /s/ Todd Ayers
                                                    -------------------------
                                                      Todd Ayers
                                                      Controller

                           D.I.Y. Home Warehouse, Inc.

      Exhibits to Form 10-Q for the Third Quarter Ended September 29, 2001

                                Index to Exhibits

Where
Filed
-------
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
                                        Registrant's Report on Form 8-K dated
                                        April 10, 2001.

    *             10.2.12    Shopping Center Lease between KCHGC, Inc. and
                             D.I.Y. Home Warehouse, Inc. dated January 12,
                             1995, incorporated herein by reference to Exhibit
                             10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

    *             10.2.13    Indenture of Lease between D.I.Y. Home Warehouse,
                             Inc. and Akron-Summit County Public Library, dated
                             March 8, 2001, incorporated herein by reference to
                             Exhibit 10.2.13 to the Registrant's Report on Form
                             10-K for the fiscal year ended December 30, 2000.

    *             10.2.14    Revocable License Agreement between D.I.Y. Home
                             Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 6, 2001, incorporated herein by reference to Exhibit 10.2.14 to the Registrant's
                             Report on Form 10-Q for the quarter ended June 30, 2001.

    *             10.2.15    Sublease Termination Agreement between D.I.Y. Home
                             Warehouse, Inc. and Wal-Mart Stores East, Inc., dated July 9, 2001, incorporated herein by reference to Exhibit 10.2.15 to the Registrant's
                             Report on Form 10-Q for the quarter ended June 30, 2001.

         10.3     Credit Agreements of the Registrant

    *             10.3.1     $1,250,000 Promissory Note from D.I.Y. Home
                             Warehouse, Inc. to Edgemere, Inc. f/k/a Erb Lumber
                             Co., dated July 1, 1991, incorporated herein by reference to Exhibit 10.29 to the Registrant's
                             Registration Statement No. 33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.2     Security Agreement between D.I.Y. Home Warehouse
                             and Erb Lumber Co., dated November 14, 1985, incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement No.
                             33-60012 on Form S-1 filed May 18, 1993.

    *             10.3.3     Revolving Credit Agreement and Security Agreement
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

    *                        10.3.15.b  Second Amendment to Credit and
                                        Security Agreement dated April 3, 2001
                                        between D.I.Y. Home Warehouse, Inc. and
                                        National City

                                        Commercial Finance, Inc., incorporated
                                        herein by reference to Exhibit 10.3.15.b to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001.

    *                        10.3.15.c  Third Amendment to Credit and Security
                                        Agreement dated June 1, 2001 between
                                        D.I.Y. Home Warehouse, Inc. and National
                                        City Commercial Finance, Inc.,
                                        incorporated herein by reference to
                                        Exhibit 10.3.15.c to the Registrant's
                                        Report on Form 10-Q for the quarter
                                        ended June 30, 2001.

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

    *    10.6     Sale of Merchandise Agreement (Mansfield and West Market)
                  between D.I.Y Home Warehouse, Inc. and Schottenstein Bernstein
                  Capital Group, LLC, dated June 3 1999, incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.7     Sale of Merchandise Agreement (Boardman) between D.I.Y
                  Home Warehouse, Inc. and Schottenstein Bernstein Capital
                  Group, LLC, dated June 11, 1999, incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form
                  10-K for the fiscal year ended January 1, 2000.

    *    10.8     Sale of Merchandise Agreement (North Randall and Tallmadge
                  Avenue) between D.I.Y. Home Warehouse, Inc. and
                  Schottenstein Bernstein Capital Group, LLC, dated August 4,
                  2000, incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended
                  September 30, 2000.

    *    10.9     Agency Agreement between D.I.Y. Home Warehouse, Inc. and
                  Schottenstein Bernstein Capital Group, LLC, dated April 10,
                  2001, incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 8-K dated April 10, 2001.

    *    10.10    Consulting Agreement between D.I.Y. Home Warehouse, Inc. and
                  Schottenstein Bernstein Capital Group, dated June 20, 2001, incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-Q for the quarter ended June
                  30, 2001.

------------------

    *    Previously filed
    **   Filed herewith